Form 10-Q
period 2009-06-30
BIOCANCELL THERAPEUTICS INC.
filed 2009-08-13
CIK 1451980

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number: 333-156252

BIOCANCELL THERAPEUTICS INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-4630076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Beck Science Center, 8 Hartom St, Har Hotzvim, Jerusalem, Israel	97775
(Address of principal executive offices)	(Zip Code)
972-2- 548-6555
(Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      ☒                       No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes      ☒                        No      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated Filer   ☐          Accelerated filer         ☐            Non-accelerated filer           ☐

Smaller reporting company           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 15,579,611 as of June 30, 2009.

BIOCANCELL THERAPEUTICS INC.

FORM 10-Q

INTRODUCTORY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for BioCancell Therapeutics Inc. (“BioCancell” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in Item 1A, “Risk Factors” and in other sections of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).  These risks and uncertainties could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements that we make.

Although, there may be events in the future that we are not able to accurately predict or control, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.    Accordingly, to the extent that this Quarterly Report on Form 10-Q contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that BioCancell's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Table of Contents

 Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Balance Sheets (unaudited)

	June 30, 2009	December 31, 2008
	U.S. dollars in thousands
Current assets
Cash and cash equivalents	$2,169	$2,779
Other current assets	155	215
Total current assets	2,324	2,994

Long-term receivables
Deposit in respect of employee severance benefits	178	141
Long-term receivables	42	44
Total long-term receivables	220	185

Property and equipment, net of $106 thousand and $86 thousand accumulated depreciation as of June 30, 2009 and December 31, 2008, respectively	110	131

Total assets	$2,654	$3,310

			June 30, 2009	December 31, 2008
	Note		U.S. dollars in thousands
Current liabilities
Accounts payable 1			$538	$493
Accrued expenses and others 2			229	239
Accrued vacation pay			83	63
Employees and related liabilities			77	39
Total current liabilities			927	834

Long-term liabilities
Liability for employee severance benefits			164	144
Convertible notes payable	4		463	303
Warrants to noteholders	3		3,542	79
			4,169	526
Contingent liabilities and commitments
Stockholders' equity (deficit)
Common stock, $0.01 par value per share (50,000,000 shares authorized 16,292,611 shares issued and outstanding as of June 30, 2009, and December 31, 2008)			163	163
Additional paid-in capital			16,483	16,425
Accumulated other comprehensive income			426	684
Treasury stock	6	H	(2,215)	(4,951)
Accumulated deficit	6	H	(17,299)	(10,371)
Total stockholders' equity (deficit)			(2,442)	1,950
Total liabilities and stockholders' equity (deficit)			$2,654	$3,310

1 The amounts recorded as of December 31, 2008 include $23 thousand to a related party.
2 The amounts recorded as of December 31, 2008  include $8 thousand to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Operations (Unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Cumulative from inception to June 30, 2009
	2009	2008	2009	2008
	U.S. dollars in thousands
	(except share and per share data)
Research and development expenses	$932	$729	$1,517	$1,272	$10,169
Less: Chief Scientist grants and BIRD Foundation grants	(149)	(36)	(320)	(272)	(1,733)
Research and development expenses, net	783	693	1,197	1,000	8,436
General and administrative expenses	264	431	588	793	5,424
Operating loss	1,047	1,124	1,785	1,793	13,860
Interest expense (income),net	-	(3)	1	(4)	(9)
Marketable securities expense (income)	-	(6)	-	70	(6)
Interest on convertible notes and discount amortization	82	-	160	-	308
Revaluation of warrants	2,311	-	3,347		1,695
Other financing expenses (income), net	24	(6)	(84)	(17)	(311)
Net loss	$3,464	$1,109	$5,209	$1,842	$15,537
Basic and diluted net loss per share	$0.23	$0.09	$0.35	$0.15	$1.63
Weighted-average common shares used in computing basic and diluted net loss per share	14,996,086	12,731,545	14,739,398	12,564,787	9,519,826

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Six month period ended June 30,		Cumulative from inception through
	2009	2008	June 30, 2009

	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(5,209)	$(1,842)	$(15,537)
Adjustments to reconcile net loss to net cash flows from operating activities:
Income and expenses not involving cash flows:
Increase in liability for employee severance benefits	23	21	160
Fair value adjustment of marketable securities	-	101	133
Depreciation and amortization	21	23	105
Stock-based compensation	58	16	1,459
Revaluation of warrants	3,347	-	1,694
Accrued interest and amortization of discount to notes payable, and exchange difference thereon	156	-	303
Changes in assets and liabilities:
Decrease in other current assets	52	237	(84)
Investment in marketable securities (trading)	-	(898)	(7,883)
Proceeds from marketable securities (trading)	-	2,062	5,970
Increase in severance pay deposits	(40)	(20)	(168)
Increase (decrease) in accounts payable	57	(203)	532
Increase in employees and related liabilities	15	42	75
Increase (decrease) in accrued vacation pay	44	(1)	75
Increase (decrease) in accrued expenses	(3)	(119)	195
Net cash used in operating activities	$(1,479)	$(581)	$(12,971)
Cash flows from investing activities:
Decrease (Increase) in long-term receivables	$1	$3	$(38)
Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Acquisition of property and equipment	(4)	(12)	(199)
Net cash provided by (used in) investing activities	$(3)	$(9)	$2,015

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited) (cont’d)

	Six month period ended		Cumulative from inception
	June 30,		through
	2009	2008	June 30, 2009
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock	$-	$653	$10,393
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series A options warrant	-	-	772
Issuance of Series B options warrant	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Treasury Stock purchase	-	-	(4,951)
Treasury Stock sale	1,017	-	1,017
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829
Net cash provided by financing activities	1,017	653	13,217

Effect of exchange rate on cash	(145)	10	(92)

Increase (decrease) in cash and cash equivalents	(610)	73	2,169
Cash and cash equivalents at beginning of period	2,779	376	0

Cash and cash equivalents at end of period	$2,169	$449	$2,169

Non-cash transactions
Conversion of stockholder loans	$-	-	$360
Issuance of common stock to founders	-	-	43
Issuance of option warrants to underwriters	-	-	358
Exercise of stock options by Company consultants	-	-	1
Conversion of series A convertible preferred stock to common stock	$-	-	$33

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Notes to the Consolidated Financial Statements as of June 30, 2009 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

A. BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B. The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drugs for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer.  The leading drug developed by the Company has been successfully tested for a number of cancer types in pre-clinical lab animal trials, compassionate use human trials and a Phase I/IIa clinical trial.  The Company is now performing an advanced Phase IIb clinical trial on bladder cancer patients and a Phase I/IIa clinical trial on ovarian cancer patients. In addition, the Company requested approval to commence Phase I/IIa clinical trials of BC-819 for treatment of pancreatic cancer, pursuant to an FDA application (See Note 7). The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has generated only limited income since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”.

The biotechnology industry is characterized by strong competition, resulting from the risk of frequent technological changes.  Entry into this market requires the investment of considerable resources and continuous development. The Company's future success is dependent on several factors, including the quality of the Company's technology, the product's price, and the creation of an advantage over the competition.

C. The Company's research and development activities are carried out by its Subsidiary primarily through a laboratory research team at the Hebrew University in Jerusalem. The Hebrew University laboratory is managed by a related party of the Company, who has also served as the Company's chairman of the board of directors since the year 2006. All of the Company’s net assets are situated in Israel.

D. The Company filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange (“TASE”) and beginning August 17, 2006 has been publicly traded on the TASE. As of June 23, 2009 the Company’s Registration Statement on Form S-1 was deemed effective by the United States Securities and Exchange Commission (SEC) and as of that date it is a reporting company to the SEC.

E. Basis of Presentation

The accompanying consolidated financial statements include the accounts of BioCancell Therapeutics, Inc. and its subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Consolidated Financial Statements for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2008 and 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain prior year amounts have been reclassified in order to conform to the current year presentation. As prescribed by Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, the date through which the Company has evaluated the subsequent events was August 11, 2009, the date the financial statements were available to be issued.

The Company also files Hebrew language, New Israel Shekel based financial statements, prepared in accordance with International Financial Reporting Standards (IFRS), with the TASE.

F. Development Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operation.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

G. Reporting Currency

The financial records of the Parent and its Subsidiary are maintained in New Israel Shekels, which is the functional currency of the Company.  These financial statements have been prepared in accordance with SFAS No. 52, Foreign Currency Translation, using the U.S. dollar as the reporting currency.

All assets and liabilities are translated at period-end exchange rates. Items in the statement of stockholders’ equity (deficit) are at actual exchange rates. Statement of operations items are translated at the average exchange rate for the period. The adjustment resulting from translating the financial statements is included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.

The following table summarizes the representative rate of exchange of the U.S. dollar to the New Israel Shekel (NIS):

	Rate at June 30,	Rate at December 31,	Average rate of exchange for the six month period ended June 30,
	NIS
2009	3.919	n/a	4.059
2008	3.352	3.802	3.526

The average rate of exchange during the Development Stage (from inception through June 30, 2009) was NIS 4.161 to $1. The translated figures should not be construed to represent actual amounts in, or convertible into, U.S. dollars.

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

H. Transactions in Foreign Currency

Transactions in foreign currency are recorded at the exchange rate as of the transaction date. Exchange gains or losses from the disposition of monetary assets or liabilities or from the reporting of monetary assets or liabilities according to exchange rates other than those originally recorded, or from exchange rates recorded in prior financial statements, are recognized in the Statement of Operations.

I. Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting periods. Actual results may differ from such estimates.

Significant items subject to such estimates and assumptions include the valuation of derivatives, deferred tax assets and stock-based compensation.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

J. Derivative Instruments

The Company accounts for derivatives in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (SFAS 133), as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company carries its derivatives at fair value on the balance sheet and recognizes any subsequent changes to fair value in earnings. Beginning January 1, 2009, the Company complies with SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).

The Company issued derivative instruments in the form of warrants to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) as part of the financing described in Note 4 below. The warrants have been recorded as a liability, at fair value, and changes in the fair value of the instruments are included in the Statement of Operations.

K. Segment and Geographic Information

The Company's business is currently comprised of one geographic and operating segment, focused on the discovery, development and commercialization of novel therapies for treating cancer-related diseases. The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's development and administration operations are maintained in Israel. The Company’s chief operating decision makers use measurements aggregated at the entity-wide level to manage the business. All of the Company’s net assets are situated in Israel.

L. Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially dilutive securities, comprised of incremental common shares issuable upon the conversion of Series A convertible preferred stock and the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive.

In the calculation of the net loss per share, the share splits of November 2005 (1:30) and of July 2006 (1:2.855) were accounted for retroactively as if they occurred at the beginning of the first period presented.

The following table summarizes the securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future and were not included in the computation of basic and diluted EPS because doing so would have been antidilutive for the periods presented:

	For the period ended	For the period ended	Cumulative from October 1, 2004 (inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
Series 2 Warrants	2,500,000	2,500,000	2,500,000
Convertible notes payable	4,078,212	-	4,078,212
Warrants for interest on convertible notes payable	374,302	-	374,302
Warrants to investors	5,675,295	-	5,675,295
Stock options to employees, directors and consultants under Stock Option Plans	1,632,989	415,377	1,632,989
	14,260,798	2,915,377	14,260,798

In addition, the weighted-average common shares used in computing basic and diluted net loss per share does not include 713,000 shares of treasury stock.

M. Recently Issued Accounting Pronouncements

FSP FAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (SFAS 168). Upon assumption, the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

Note 2 – Contingent Liabilities and Commitments

A. Operating leases

1. Vehicles

The Company has lease agreements for 9 vehicles for 36 months each. As required by the agreements, the Company deposited a security deposit to ensure the fulfillment of its contractual commitment. At June 30, 2009, the balance of the deposit was $11 thousand and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.

The minimum annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2009	$58
2010	$41
2011	$30
2012	$7

2. Rental Agreement

In November 2006 the Company entered into a rental agreement for its offices for a 24 month period until September 16, 2008 with a 12 month optional extension which was extended until September 16, 2009. The monthly rental (including maintenance fee and parking) is $4 thousand + VAT. The Company presented the lessor with a bank guarantee in the amount of $12 thousand which was increased to $15 thousand in 2009, to ensure fulfillment of its contractual obligations.

The following table summarizes the Company’s rent expense for the periods presented:

	Three month period ended June 30,		Six month period ended June 30,		Cumulative from inception to June 30, 2009
	2009	2008	2009	2008
	U.S. dollars in thousands
	(except share and per share data)
Rent expense	$12	$11	$24	$22	$157

The minimum annual payment in connection with the agreement is as follows:

U.S. dollars in thousands
2009	$10

B. Manufacturing Agreement

In December 2008 additional drug product was ordered for use in Phase I/IIa clinical trials with patients suffering from ovarian and pancreatic cancer, at a cost of $554 thousand. The drug will be supplied and will be paid for in 2009. For the period ending June 30, 2009, the Company recorded $513 thousand as research and development expenses, in respect of drug product received, from this and previous orders, during the period, and the balance expected to be purchased, subsequent to June 30, 2009, amounts to $328 thousand.

C. Consulting Agreement

As of July 2008, the Company entered into an agreement with Tikcro Technologies Ltd., whereby in exchange for consultancy services provided by it, the Company will pay Tikcro Technologies Ltd. an annual amount of $30 thousand, 63,939 common shares and reimbursement of expenses. As of the balance sheet date, no amounts have been accrued and no shares have been issued, in connection with this agreement.

D. Clinical Trial Agreements between the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”)

As detailed in Note 6G and 6I below.

Note 3 – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards 157, Fair Value Measurements, (SFAS 157). SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s warrants to noteholders are valued using the Binomial model. Prior to this period, the Company’s warrants to noteholders were valued using the Black-Scholes model. Given the recent foreign currency fluctuation’s effect on the exercise price of the Warrants throughout the life of the Warrant, the Company’s assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black & Scholes model which only allows for one exercise date. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available.

The Company recorded a charge of approximately $2,311 thousand and $3,347 thousand for the three and six months ended June 30, 2009, respectively, and $1,695 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which has been recorded in the statement of operations.

Assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. dollars in thousands

Warrants to noteholders	$3,542	-	-	$3,542
Total Liabilities	$3,542	-	-	$3,542

The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157, as of June 30, 2009:

Level 3
U.S. dollars in thousands
Balance at December 31, 2008	$79
Loss resulting from revaluation of warrants to shareholders, included in the statement of operations for the six months ended June 30, 2009	3,347
Adjustment for translation differences	116
Balance at June 30, 2009	$3,542

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, other current assets, long-term receivables, accounts payable, accrued expenses and others, accrued vacation pay, employees and related liabilities and convertible notes payable. Except for the convertible notes payable, the fair value of these instruments at June 30, 2009 and December 31, 2008 approximate the carrying value amounts of all the aforementioned financial instruments, as they reflect the amounts at which the financial instruments will be settled. Estimated fair values for the convertible notes payable have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	June 30, 2009		December 31, 2008
	U.S. dollars in thousands
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible notes payable	$463	$3,510	$303	$3,370

The difference between the carrying amount as compared to the fair value of the convertible notes payable represents the unamortized portion of the beneficial conversion feature of the convertible notes payable.

Note 3 – Fair Value Measurements (cont'd)

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on the Statement No. 157 disclosure requirements. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 4 – Convertible Notes Payable

In July 2008, the Company carried out private placements with institutional investors (the “Investors”), whereby 3 investors received an aggregate amount of 1) 1,222,780 shares of common stock (at a price of 59.7 cents per share) (the “Common Shares”), 2) non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of up to 5,058,002 common shares (at a conversion  price of 71.6 cents per share) and 3) non-registered warrants (the “Warrants”) to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) exercisable for 5 years. The Company's gross proceeds from the private placements were approximately $3.650 million (NIS 12.662 million). As long as they are not converted, the Convertible Notes Payable bear dollar - linked interest of 10% per annum, to be added to the principal (and considered as part of the principal for the purposes of conversion) for the first nine quarters and paid quarterly thereafter, for the remaining 7 quarters.

The Convertible Notes Payable were classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable is accrued to the value of the instrument.

Movement during the period:	U.S. dollars in thousands
Balance at December 31, 2008	$303
Accrued interest	141
Amortization of discount for the six month period ended June 30, 2009	19
Balance of Convertible Notes Payable at June 30, 2009	$463

Note 5 - Financial Instruments and Risk Management

A. Concentration of credit risk

Financial instruments that may subject the Company to significant concentrations of credit risk consist mainly of cash and cash equivalents and deposits in respect of employee severance benefits.

Cash and cash equivalents are maintained with major financial institutions in Israel. Deposits in respect of employee severance benefits are maintained with major insurance companies and financial institutions in Israel.

B. Concentration of business risk

The Company uses materials required for its research and development activities that are currently available from a limited number of sources. The Company believes that it will not experience delays in the supply of critical components in the future. If the Company experiences such delays and there is an insufficient inventory of critical components at that time, the Company's operations and financial results would be adversely affected.

Note 6– Significant Events During the Period

A. In March 2009, the Subsidiary received from the Office of the Chief Scientist in Israel (“OCS”) approval of the grants applied for in November 2008 for an additional research and development program with a budget of $897 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $398 thousand. For the three and six month periods ended June 30, 2009, the Company received from the Chief Scientist a total of $302 thousand for this program which has been recorded as a reduction to research and development expenses except for $23 thousand which was received in advance and is recorded in current liabilities.

From inception through June 30, 2009, the Company has received from the Chief Scientist a total of $1.583 million.

B. In January 2009, the Subsidiary applied to the OCS for two additional research and development program grants with a budget of $1.4 million (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $679 thousand. As the Company has not yet received approval for the grants, no receivable has been recorded as of June 30, 2009 in respect of this program (see Note 7B). This grant bears royalty payments with terms similar to the Company’s previous grants which have been fully described in the Company’s financial statements as of December 31, 2008.

C. In December 2007, the Subsidiary and the Virginia Biosciences Commercialization Center (VBCC), received approval for a grant from the Israel-US Binational Industrial Research and Development Foundation (BIRD), up to an amount of $950,000 or 50% of the predicted expenses of the project. The grant will partially fund a Phase I/IIa clinical trial in pancreatic cancer at the National Cancer Institute-designated Massey Cancer Center of Virginia Commonwealth University.

In accordance with the terms of the agreements between the two companies and the BIRD Foundation, the Company will have to repay the grant within twelve months of the successful completion of the project. The project's success will be evaluated by May 1, 2010.

For the three and six month periods ended June 30, 2009, the Company received $107 thousand on account of this grant which has been recorded as a reduction to research and development expenses. Of this amount, $4 thousand has been recorded as a receivable at June 30, 2009.

From inception through June 30, 2009 the Company has received a total of $214 thousand from the BIRD Foundation.

D. During January 2009, the Company was entitled to commence Phase I/IIa clinical trials for treatment of pancreatic cancer and Phase I/IIa clinical trials for treatment of ovarian cancer as the FDA has not contacted it regarding potential concerns or objections to its IND application within 30 days of its submission. The Phase I/IIa clinical trial in pancreatic cancer will be partially funded from a grant from the Israel-US Binational Industrial Research and Development Foundation (BIRD) (See Note 7A).

E. On March 31, 2009, the Company received approval from the Israeli Ministry of Health to conduct the Phase I/IIa clinical trial for treatment of ovarian cancer and has started recruitment and treatment of patients.

F. On March 30, 2009, the CEO's employment agreement was approved at a general meeting of the stockholders of the Company. According to the resolution, the CEO's conditions will remain unchanged, except that if the Company or Subsidiary receives cumulative funds, assets as an investment, including as grants or regular or convertible loans (except loans from banks and grants from the OCS), totaling more than $10 million between the date of renewal and March 1, 2012, the Company will pay the CEO a one-time bonus, provided that he is an employee and/or officer of the Company or Subsidiary at the date of eligibility for such bonus. The bonus shall be one percent (1%) of the total amounts received, less amounts received by existing investors (i.e. parties from whom the Company or Subsidiary had received funds or assets at the time of the extension of the CEO employment agreement), but in any case, no more than $100 thousand. As of June 30, 2009, the Company has not recorded an accrual for the bonus as payment is not yet considered probable.

G. During the second quarter of 2009, the Company signed clinical trial agreements with two medical centers in Israel and the University of Pennsylvania in the U.S. Under the clinical trial agreements, the hospitals will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with ovarian cancer and subject to compliance with the requirements set forth in the agreement. In consideration of the hospitals’ undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the hospitals based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement.

The Company committed to indemnify the hospitals, the study staff, and the employees and/or officers and/or representatives of any of the parties listed above (“Beneficiaries”) from and against all claims, demands, causes of action and suits of whatsoever kind or nature based on damages claimed to have been caused as a result of the performance of the study and/or any procedures prescribed in the Protocol and/or pertaining to the study (“Loss”) conditional to the following conditions: (i) the Loss was not caused as a result of negligence or misconduct of the Beneficiaries; and (ii) the Beneficiaries performed the study in accordance with the Protocol and the additional requirements set in the clinical trial agreement. The Company shall obtain and maintain at all times during the term of clinical trial agreement and thereafter for a period not less than the applicable statute of limitations, a comprehensive general liability insurance policy for reasonably cognizable claims arising from the activities to be undertaken pursuant to clinical trial agreement in the minimum amount of $3 million dollars per incident.

H. During May and June 2009, the Company sold 1,099,756 shares of treasury stock, at an average price of NIS 3.66 (approximately $0.92) per share, and total proceeds of $1.017 million. Following the sale, the Company held 713,000 shares of treasury stock. The difference between the total proceeds and the initial relative cost of the treasury stock in the amount of $1.719 million was recorded as a increase to the accumulated deficit.

I. In May 2009, the Company signed a clinical trial agreement with a medical center in Israel. Under the clinical trial agreement, the hospital will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with pancreatic cancer and subject to compliance with the requirements set forth in the agreement. In consideration of the hospital’s undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the hospital based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement.

The Company committed to indemnify the hospital, the study staff, and the employees and/or officers and/or representatives of any of the parties listed above (“Beneficiaries”) from and against all claims, demands, causes of action and suits of whatsoever kind or nature based on damages claimed to have been caused as a result of the performance of the study and/or any procedures prescribed in the Protocol and/or pertaining to the study (“Loss”) conditional to the following conditions: (i) the Loss was not caused as a result of negligence or misconduct of the Beneficiaries; and (ii) the Beneficiaries performed the study in accordance with the Protocol and the additional requirements set in the clinical trial agreement. The Company shall obtain and maintain at all times during the term of clinical trial agreement and thereafter for a period not less than the applicable statute of limitations, a comprehensive general liability insurance policy for reasonably cognizable claims arising from the activities to be undertaken pursuant to clinical trial agreement in the minimum amount of $3 million dollars per incident.

J. In February 2007 the Company entered into an agreement with a healthcare consulting firm to assist in assessing opportunities and developing strategies to strengthen the Company’s competitive position in the healthcare market. In June 2009, the agreement was amended to grant the consultant performance-based options that shall vest upon the execution of a partnering transaction in lieu of a monthly fee. In the case that the Company, through the efforts of the consultant, is successful in establishing a strategic partnership, then the consultant would receive an additional fee.

Note 7 – Subsequent events

A. On July 21, 2009, the Company received approval from the Israeli Ministry of Health to conduct the Phase I/IIa clinical trial for treatment of pancreatic cancer.

B. In July 2009, the Subsidiary received from the OCS approval of the grants applied for in January 2009 for on an additional research and development program with a budget of $718 thousand, covering 60% of expenses in Israel and 30% of expenses overseas totaling an anticipated grant of $379 thousand
C. In August 2009, the Company sold 713,000 shares of treasury stock, at an average price of NIS 3.03 per share, and total proceeds of NIS 2.159 million. Following the sale, the Company did not hold any shares of treasury stock.

Item 2.

    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Report on Form 10-Q. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Risk Factors” in Part II, Item 1A, of this Report on Form 10-Q.

Overview

BioCancell Therapeutics Inc. (hereinafter referred to as either the “Company”, “we”, “us” or “our”) was incorporated in the United States under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004. We filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange, or TASE, and, since August 17, 2006, our securities have been publicly traded in Israel on the TASE. For TASE purposes, we file Hebrew financial statements in New Israeli Shekels in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board. For our filings in the United States, we prepare the U.S. financial statements in accordance with U.S. generally accepted accounting principles (GAAP).

We and our wholly owned subsidiary in Israel, BioCancell Therapeutics Israel Ltd., focus our activities on the research and development of drugs for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer. The leading drug developed by us has been tested for a number of cancer types in pre-clinical lab animal trials, compassionate use human trials and a Phase I/IIa clinical trial. We are now performing an advanced Phase IIb clinical trial on bladder cancer patients and a Phase I/IIa clinical trial on ovarian cancer patients, and we are planning an additional clinical trial in pancreatic cancer. Additionally, we are presently evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

We are a development stage company. Therefore, there is no certainty regarding our ability to complete the development of any of our products, receive regulatory permits and succeed in our marketing efforts. Our operations since inception have been directed primarily toward developing research and development activities, conducting pre-clinical and clinical testing of our product candidates, business strategies, raising capital, exploring marketing channels and recruiting personnel.

From our inception, we have raised a cumulative amount of $12,971,000 including the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised in private placements an amount of $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the Tel Aviv Stock Exchange or TASE. On May 15, 2008 we executed a private placement to Clal Biotechnology Industries Ltd. (“CBI”) for $653,000. On July 30, 2008, we carried out private placements with institutional investors (the “Investors”), whereby three investors received an aggregate amount of 1,222,780 shares of common stock at a price of about $0.60 per share, non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of 5,058,002 common shares at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of common stock at a price of about $0.72 per share exercisable for five years. The net proceeds from the private placements were approximately $3,609,000. During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of NIS 3.03 per share, and total proceeds of NIS 2.16 million. Following the sale, we did not hold any shares of treasury stock.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through June 30, 2009, aggregated $15,537,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. It is not possible to forecast accurately the results of these activities.

The biotechnology industry is characterized by strong competition, resulting from the risk of frequent technological changes. Entry into this market requires the investment of enormous resources and continuous development. Our future success is dependent on several factors, including the quality of the product's technology, the product's price, and the creation of an advantage over the competition.

Our research and development activities are carried out by our Israeli subsidiary primarily through a laboratory research team at the Hebrew University in Jerusalem. The laboratory is managed by the Chairman of our Board of Directors. All of our assets are presently situated in Israel.

In May and July 2008, we completed private placements of our securities with Clal Biotechnology Ltd., Tikcro Technologies Ltd. and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., from which we received aggregate gross proceeds of $669,000 and $3.65 million, respectively.

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed and recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, “Accounting for Research and Development Costs”. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are running three main research and development projects: clinical trials for each of bladder, ovarian and pancreatic cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials, and the required granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, we expect to receive final FDA approval and commence sales in 2012 – 2013. On account of anticipated FDA fast-track development for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2011 – 2012, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal and administrative personnel, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

Stock-Based Compensation

New employees typically receive stock option awards. We also grant additional stock option awards to existing employees and directors, usually once a year. The Company records stock-based compensation as an expense in the statement of operations in accordance with the Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123(R)). The cost of stock-based compensation awards is measured at their fair value at the date of the award. Fair value is determined using the Black-Scholes option pricing model. We have accounted for stock-based compensation under SFAS 123(R) from our inception.

Non-operating expenses (income), net

Non-operating expenses (income), net consists primarily of interest income, net which primarily consists of interest income earned on cash, cash equivalent and investment securities balances, loss (income) from marketable securities, net, interest on convertible notes and discount amortization, warrants revaluation and foreign currency exchange gains and losses.

Income Tax Expense

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007 with no material impact. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Results of Operation

Three Months and Six Months Ended June 30, 2009 and June 30, 2008 and the Development Stage Period (cumulative from inception to June 30, 2009)

Research and Development Expenses
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative From Inception to June 30, 2009
	U.S. Dollars in Thousands
Research and Development Expenses, Net	$783	$693	$1,197	$1,000	$8,436

Research and development expenses increased by approximately $90,000, or 13.0%, to $783,000 for the three months ended June 30, 2009, from $693,000 for the three months ended June 30, 2008. Research and development expenses increased due to increased expenditure in anticipation of clinical trials in ovarian and pancreatic cancer, which were offset by reduced expenditure of clinical trials in bladder cancer expenses and increased grants from the Office of the Chief Scientist in Israel (OCS) and BIRD Foundation. Salaries increased from $228,000 for the three months ended June 30, 2008 to $246,000 for the three months ended June 30, 2009. Research and development expenses for the three month period ending June 30, 2009 amounted to approximately $783,000, comprised mainly of compensation to personnel as disclosed above and clinical trial expenses of $600,000 as compared to $388,000 for the three month period ended June 30, 2009 and 2008, respectively.

Research and development expenses increased by approximately $197,000, or 19.7%, to $1,197,000 for the six months ended June 30, 2009, from $1,000,000 for the six months ended June 30, 2008. Research and development expenses increased due to increased expenditure in anticipation of clinical trials in ovarian and pancreatic cancer, which were offset by reduced compensation expenses, reduced expenditure for clinical trials in bladder cancer and increased grants from theOffice of the Chief Scientist in Israel (OCS) and BIRD Foundation. Salaries decreased from $541,000 for the six month period ended June 30, 2008 to $438,000 for the six month period ended June 30, 2009, due to the reduced employment of personnel and salary reductions. Research and development expenses for the six month period ending June 30, 2009 amounted to approximately $1,197,000, comprised mainly of compensation to personnel as disclosed above and clinical trial expenses of $940,000 as compared to $484,000 for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes information about our research and development expenses for the three months and six months ended June 30, 2009 and June 30, 2008 and the cumulative period from inception to June 30, 2009:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative From Inception to June 30, 2009
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	$-	$156	$-	$183	$898
Bladder cancer Phase II	67	22	102	74	2,336
Pancreatic cancer	60	3	87	8	378
Ovarian cancer	459	206	732	210	1,498
Liver cancer	-	(5)	-	3	20
Clinical trial compensation	94	88	172	178	906
General expenses	15	6	19	6	55

Pre-clinical expenses:
Compensation	152	140	266	363	3,259
Material	8	16	13	92	240
Patents	41	61	56	90	322
Depreciation	2	13	21	24	97
General expenses	34	23	49	41	160
	932	729	1,517	1,272	10,169
Chief Scientist and BIRD Foundation grants	(149)	(36)	(320)	(272)	(1,733)
Total Research and Development Expenses, Net	$783	$693	$1,197	$1,000	$8,436

General and Administrative Expenses

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative From Inception to June 30, 2009
	U.S. Dollars in Thousands
General and Administrative Expenses	$264	$431	$588	$793	$5,424

General and administrative expenses decreased by $167,000, or 38.7%, to $264,000 for the three months ended June 30, 2009 from $431,000 for the three months ended June 30, 2008. General and administrative expenses were lower in 2009 than in 2008 due primarily to reduced consulting fees and professional service fees (primarily legal and accounting) incurred in 2008 with respect to our filing of a registration statement in the United States. The main components of general and administrative expense were compensation costs of $144,000 as compared to $145,000, professional service and consulting fees of $37,000 as compared to $212,000 for the periods ended June 30, 2009 and 2008, respectively. The decrease in consulting fees is due to our decreased strategic partnering consultant activities.

General and administrative expenses decreased by $205,000, or 25.9%, to $628,000 for the six months ended June 30, 2009 from $793,000 for the six months ended June 30, 2008. General and administrative expenses were lower in 2009 than in 2008 due primarily to reduced consulting fees and professional service fees (primarily legal and accounting) incurred in 2008 with respect to our filing of a registration statement in the United States. The main components of general and administrative expense were compensation costs of $290,000 as compared to $297,000, professional service and consulting fees of $157,000 as compared to $353,000 for the periods ended June 30, 2009 and 2008, respectively. The decrease in consulting fees is due to our decreased strategic partnering consultant activities.

The following table summarizes information about our general and administrative expenses for the three months and six months ended June 30, 2009 and June 30, 2008 and the cumulative period from inception to June 30, 2009:
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative From Inception to June 30, 2009
	U.S. Dollars in Thousands
Compensation	$144	$145	$290	$297	$2,772
Professional services and consulting fees	37	212	157	353	1,839
Rent & office related expenses	28	35	58	74	411
Travel	-	20	7	29	118
Insurance	6	8	10	14	44
Corporate fees	37	1	39	2	71
Other general expenses	12	10	27	24	169
Total General and Administrative Expenses	$264	$431	$588	$793	$5,424

Non-operating expenses (income), net

Non-operating expenses (income), net, increased $2,432,000 to $2,417,000 for the three months ended June 30, 2009 from $(15,000) for the period ended June 30, 2008. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments in accordance with SFAS 133, as described below. The primary drivers of the adjustment of our warrants were the increases in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations.

Non-operating expenses (income), net, increased $3,375,000, to $3,424,000 for the six months ended June 30, 2009 from $49,000 for the period ended June 30, 2008. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments in accordance with SFAS 133, as described below. The primary drivers of the adjustment of our warrants were the increase in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations.

The following table summarizes information about our non-operating expenses (income), net:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative From Inception to June 30, 2009
	U.S. Dollars in Thousands
Interest income, net	$-	$(3)	$1	$(4)	$(9)
Loss (income) from marketable securities, net	-	(6)	-	70	(6)
Interest on convertible notes and discount amortization	82	-	160	-	308
Revaluation of warrants	2,311	-	3,347	-	1,695
Other financing expense (income), net	24	(6)	(84)	(17)	(311)
	$2,417	$(15)	$3,424	$49	$1,677

Our warrants to noteholders are valued using the Binomial model. Prior to this period, our warrants to noteholders were valued using the Black-Scholes model. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.  Given the recent foreign currency fluctuation’s effect on the exercise price of the warrants throughout the life of the warrant, our assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black-Scholes model which only allows for one exercise date. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows.

The following table shows the changes in the underlying parameters used in the valuation for valuing the warrants:

	As of June 30, 2009	As of December 31, 2008
Price of underlying stock	3.064 NIS	0.405 NIS
Strike price	$0.716	$0.716
Continuously compounded risk free interest rate for warrants	3.75%	4.00%
Continuously compounded annual dividend rate	0%	0%
Time in years until the expiration of the warrant*	4.08 years	4.58 years
Implied volatility for the underlying stock	103.68%	61.3%

* the Binomial model addresses this parameter differently than the Black-Scholes model as explained above.

Income Tax (Expense) Benefit

The federal tax rates applicable to us, as an entity incorporated in Delaware in the United States, are progressive corporate tax rates of up to 34%.

At December 31, 2008, we had net operating loss (NOL) carryforwards in the United States amounting to $787,000, which will expire beginning in 2024 through 2028. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company’s recent initial public offering, or IPO, and other ownership changes that have transpired, may limit the Company’s ability to utilize its NOL and credit carryforwards although the Company has not yet determined to what extent.

Pursuant to the tax laws applicable to Israeli residents, dividends received from a company that is not an Israeli resident are subject to tax in Israel, at the rate of 20% or 25%, depending on the identity of the stockholder (individual or company) and the ownership percentage. According to the tax laws in the United States, such a dividend is subject to withholding tax at the rate of 30%, which could be reduced to the rate of 25% or 12.5% (depending on the identity of the stockholder and the ownership percentage), in accordance with the Treaty to Prevent Double Taxation between Israel and the United States. In order to enjoy the tax treaty's benefits, several procedural requirements must be met. As of December 31, 2008, we believe that we are currently a dual tax resident in both Delaware and Israel.

The tax rates applicable to our Israeli subsidiary are as follows: 2008 – 27%, 2009 – 26% and 2010 and thereafter – 25%. At December 31, 2008, our wholly owned Israeli subsidiary had NOL carryforwards in Israel amounting to NIS 28,052,000 (approximately $7,378,000), which under current tax law can be carried forward indefinitely.

Liquidity and Capital Resources

We are a development stage company and have not experienced significant revenue generating activities since our formation. We have incurred operating losses for each year since our inception in 2004. To achieve operating profits, we, alone or with others, must successfully identify, develop and market product candidates. Our principal activities, from the beginning of our development stage, have been organizational matters, issuance of stock, product research and development, fund raising and market research. We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option exercises.

In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of June 30, 2009, we had $2,169,000 in cash, cash equivalents, and marketable securities, a decrease of $610,000 from December 31, 2008.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative From Inception to June 30, 2009
	U.S. Dollars in Thousands
Net cash used in operating activities	$(1,479)	$(581)	$(12,971)
Net cash provided by (used in) investing activities	$(3)	$(9)	$2,015
Net cash provided by financing activities	$1,017	$653	$13,217

Operating Activities
Net cash used in operations was $1,479,000 for the six months ended June 30, 2009 as compared to net cash used in operating activities of $581,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, we incurred $58,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $21,000, while recognizing $3,347,000 of fair value adjustment of the derivative instruments. Our operating loss of $5,209,000 was attributable mostly to the fair value adjustment of the derivative instruments offset by the decrease in research and development grants receivable, increase in accounts payable and other items. Net cash used in operations for the six months ended June 30, 2008, was attributable mostly to the proceeds in marketable securities less the investments in marketable securities.

Net cash used by operations from our inception is attributable mostly to our net loss offset by non-cash items, primarily change in fair value of our warrants and stock-based compensation, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used by operations will remain the same as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on ability to secure future funding.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2009 and 2008, is attributable primarily to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to the proceeds in marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities
Net cash flow provided by financing activities was $1,017,000 for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $653,000 for the six months ended June 30, 2008. This was attributable to the proceeds from the sale by our subsidiary of treasury stock during the six months ended June 30, 2009, as compared to the proceeds from a private placement to CBI during the six months ended June 30, 2008. Cash flow used in financing activities for the development stage period (cumulative from inception to June 30, 2009) stems from the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, net proceeds from the proceeds from a private placement allocation of common shares and warrants to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008 and the exercise of stock options less the purchase of treasury stock. By directing our wholly-owned subsidiary to purchase and exercise warrants to purchase our shares, using funding provided by us, we were able to create a pool of treasury stock, at an insignificant cost. This can be used beneficially as directed by our Board of Directors, by taking advantage of market conditions to issue stock in the future without expensive and lengthy fundraising procedures, such as the publishing of a prospectus. During May and June 2009, our subsidiary sold 1,099,756 shares of treasury stock, at an average price of 3.66 NIS per share, and total proceeds of 3,987 thousand NIS. Following the sale, our subsidiary held 713,000 shares of treasury stock. Our financing needs may change substantially because of the results of our research and development, competition, clinical trials and costs arising from additional regulatory approvals. We may not succeed in raising additional funds if needed. The timing of our need for additional funds will depend on a number of factors as described in the Risk Factor, “We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations” in our previously filed Registration Statement on Form S-1 (File No. 333-156252).

Future Operations

We believe we have sufficient cash to meet our planned operating needs for the next six months, based on our current cash levels. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Also see the Risk Factor, “Our auditors have expressed substantial doubt as to whether we can continue as a going concern” in our previously filed Registration Statement on Form S-1 (File No. 333-156252).

Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

•	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

•	progress with pre-clinical experiments and clinical trials;

•	increased general and administrative expenses related to our being a reporting company; prosecuting and enforcing patent claims;

•	technological and market developments;

•	the ability to establish product development arrangements;

•	the cost of manufacturing development;

•	effective marketing activities and arrangements; and

•	licensing activity.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies and Significant Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Accounting for Stock-based Compensation

We record stock-based compensation as an expense in the statement of operations in accordance with the FASB Statement No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The cost of stock-based compensation awards is measured at their fair value at the date of the award. Fair value is determined using the Black-Scholes option pricing model which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. We have accounted for stock-based compensation under SFAS 123(R) from our inception. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

With the exception of stock options granted to employees prior to August 17, 2006, the date of our first filing with the TASE in connection with our IPO, we determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, we did not have sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility were based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Our assumptions about our stock price volatility are based on a rate that we derived by taking into consideration the volatility rates of comparable publicly held companies as well as our own historical volatility rates. In future periods and as we accumulate our own volatility history over longer periods of time, we will increase the weighting of our own volatility history in calculating expected volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different.

The options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to the Company’s share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $36,000 and $8,000 for the three months ending June 30, 2009 and 2008, respectively, $58,000 and $16,000 for the six months ending June 30, 2009 and 2008, respectively, and $1,459,000 for the development stage period (cumulative from inception to June 30, 2009).

The parameter used in the valuation of options granted to employees in 2004-2005 was the price of the share on grant date as described above. The parameters used in the valuation of grants in 2006 – 2008 were based on the Black-Scholes model for valuing options for employees:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.3705%	$0.10

The fair value of options granted to non-employees has been computed and accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force (EITF) 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and was measured according to the Black-Scholes option-pricing model. To the extent that there are non-employee options still vesting, the stock option compensation is revalued at the end of each reporting period.

Share-based payment expense has not been recorded in the statement of operations with respect to the award of an additional 60,000 contingent options that is referred to in our discussion of “Options Outstanding” under “BioCancell Therapeutics Inc. 2004 Stock Option Plan and 2007 Stock Option Plan” and that is subject to the approval of the board of directors of the TASE, and therefore no grant date, as defined in accordance with SFAS 123(R), has been reached.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have almost fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by our management in establishing the valuation allowance.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” or FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon a challenge by the respective taxing authorities. Recognition and measurement of the unrecognized tax benefits are also subject to management’s estimates and judgment. We adopted the provisions of FIN 48 as of January 1, 2007 and it has not had a material impact on our financial statements. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Valuation of Financial Instruments Issued in Private Placement Financing

On July 30, 2008 we completed private placements with institutional investors, for the purchase of: (i) shares of our common stock, (ii) debentures convertible into shares of our common stock and (iii) warrants to purchase shares of our common stock. The terms of the convertible debentures and warrants are described in our previously filed Registration Statement on Form S-1 (File No. 333-156252) under “Description of Securities — Convertible Debentures” and “Description of Securities — Warrants”.

To account for these private placements, we estimated the fair value of the three components embodied in the agreements. We used various valuation models and techniques to determine the individual values of the three components. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility for the underlying stock and the standard normal cumulative distribution function. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. The $3.650 million of proceeds from the private placements were first allocated to the warrants, which were classified as derivative instruments in accordance with the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The warrants are considered derivatives since they are not indexed solely to our own stock as they must be settled in a currency other than our functional currency, and the warrants meet all of the characteristics of a derivative instrument as described in SFAS 133 paragraphs 6-9. The Convertible Notes Payable are classified as long-term liabilities and have been recorded at their initial relative fair value. The warrants have been recorded as a liability, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. Changes in the fair value are included in the statement of operations. Our warrants to noteholders are valued using the Binomial model. Prior to this period, our warrants to noteholders were valued using the Black-Scholes model.These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.  Given the recent foreign currency fluctuation’s effect on the exercise price of the warrants throughout the life of the warrant, our assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black-Scholes model which only allows for exercise date. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. For further details regarding these estimates, see the discussion on non-operating expenses (income), net above.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (SFAS 168). Upon assumption, the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

Item 3. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of June 30, 2009, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.           OTHER INFORMATION

N/A

ITEM 6.           EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of BioCancell Therapeutics Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-156252, effective June 22, 2009), which information is incorporated herein by this reference.

3.2
Second Amended and Restated Bylaws of BioCancell Therapeutics Inc., filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-156252, effective June 22, 2009), which information is incorporated herein by this reference.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioCancell Therapeutics Inc.

Date: August 11, 2009	By:	/s/ AVI BARAK

Avi Barak
Chief Executive Officer

Date: August 11, 2009	By:	/s/ IRA WEINSTEIN

Ira Weinstein
Chief Financial Officer
(Principal Financial Officer)