Form 10-Q
period 2009-09-30
BIOCANCELL THERAPEUTICS INC.
filed 2009-11-12
CIK 1451980

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009

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
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 16,356,550 as of September 30, 2009.

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

Table of Contents

 Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
	U.S. dollars in thousands
Current assets
Cash and cash equivalents	$1,305	$2,779
Receivable from Chief Scientist and BIRD Foundation	143	72
Deferred stock issuance stocks	58	-
Prepaid expenses 1	273	109
Other current assets	62	34
Total current assets	1,841	2,994

Long-term receivables
Deposit in respect of employee severance benefits	212	141
Long-term receivables	41	44
Total long-term receivables	253	185

Property and equipment, net of $122 thousand and $86 thousand accumulated depreciation as of September 30, 2009 and December 31, 2008, respectively	110	131

Total assets	$2,204	$3,310

1 The amounts recorded as of September 30, 2009 include $41 thousand to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

			September 30, 2009	December 31, 2008
	Note		U.S. dollars in thousands
Current liabilities
Accounts payable 1			$112	$493
Accrued expenses and others 2			221	239
Accrued vacation pay			72	63
Employees and related liabilities			45	39
Total current liabilities			450	834

Long-term liabilities
Liability for employee severance benefits			189	144
Convertible notes payable	3,4		550	303
Warrants to noteholders	3		3,972	79
			4,711	526
Contingent liabilities and commitments	2

Stockholders' equity (deficit)
Common stock, $0.01 par value per share (50,000,000 shares authorized 16,356,550 and 16,292,611 shares issued and outstanding as of September 30, 2009, and December 31, 2008, respectively)			164	163
Additional paid-in capital			16,563	16,425
Accumulated other comprehensive income			310	684
Treasury stock	6	L	-	(4,951)
Accumulated deficit	6	L	(19,994)	(10,371)
Total stockholders' equity (deficit)			(2,957)	1,950
Total liabilities and stockholders' equity (deficit)			$2,204	$3,310

1 The amounts recorded as of September 30, 2009 and December 31, 2008 includes $18 and $23 thousand to a related party, respectively.
2 The amounts recorded as December 31, 2008 include $8 thousand to related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		Cumulative from inception to September 30,
	2009	2008	2009	2008	2009
	U.S. dollars in thousands
	(except share and per share data)
Research and development expenses	$531	$1,222	$2,048	$2,494	$10,700
Less: Chief Scientist grants and BIRD Foundation grants	(167)	(158)	(487)	(430)	(1,900)
Research and development expenses, net	364	1,064	1,561	2,064	8,800
General and administrative expenses1	309	478	897	1,271	5,733
Operating loss	673	1,542	2,458	3,335	14,533
Interest expense (income), net	2	(13)	3	(17)	(7)
Loss (gain) from marketable securities	-	(6)	-	64	(6)
Interest on convertible notes and discount amortization	87	51	247	51	395
Revaluation of warrants	263	(1,023)	3,610	(1,023)	1,957
Other financing expenses (income), net	6	88	(78)	71	(304)
Net loss	$1,031	$639	$6,240	$2,481	$16,568
Basic and diluted net loss per share	$0.06	$0.05	$0.41	$0.19	$1.68
Weighted-average common shares used in computing basic and diluted net loss per share	15,976,436	13,992,413	15,156,779	12,769,389	9,843,412

1 The amounts recorded for the three month and nine month periods ending September 30, 2009 include $21 thousand and $(12) thousand, respectively and for the cumulative period include $59 thousand to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Nine month period ended September 30,		Cumulative from inception to September 30,
	2009	2008	2009

	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(6,240)	$(2,481)	$ (16,568)
Adjustments to reconcile net loss to net cash flows from operating activities:
Income and expenses not involving cash flows:
Increase in liability for employee severance benefits	41	39	178
Fair value adjustment of marketable securities	-	89	133
Depreciation and amortization	31	36	115
Stock-based compensation	138	20	1,539
Revaluation of warrants	3,610	(1,023)	1,957
Accrued interest and amortization of discount to notes payable, and exchange difference thereon	232	50	379
Changes in assets and liabilities:
Decrease (increase) in other current assets	(18)	(42)	(56)
Increase in deferred stock issuance stocks	(56)	-	(56)
Increase in prepaid expenses	(160)	(89)	(253)
Decrease in Chief Scientist and BIRD Foundation receivable	(66)	333	(71)
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Increase in severance pay deposits	(65)	(30)	(193)
Increase (decrease) in accounts payable	(365)	(121)	110
Increase(decrease) in employees and related liabilities	(18)	3	42
Increase (decrease) in accrued vacation pay	31	(7)	62
Increase (decrease) in accrued expenses	(20)	323	178
Net cash used in operating activities	(2,925)	(2,900)	(14,417)
Cash flows from investing activities:
Decrease (increase) in long-term receivables	3	3	(36)
Investment in marketable securities (trading)	-	(921)	(921)
Proceeds from marketable securities (trading)	-	3,173	3,173
Acquisition of property and equipment	(10)	(20)	(205)
Net cash provided by (used in) investing activities	(7)	2,235	2,011

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

	Nine month period ended		Cumulative from inception
	September 30,		through
	2009	2008	September 30, 2009
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock	$-	$7,202	$10,393
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series A options warrant	-	-	772
Issuance of Series B options warrant	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Treasury stock purchase	-	(4,951)	(4,951)
Treasury stock sale	1,568	-	1,568
Convertible notes payable	-	176	176
Warrants to noteholders	-	1,829	1,829
Net cash provided by financing activities	1,568	4,256	13,768

Effect of exchange rate on cash	(110)	70	(57)

Increase (decrease) in cash and cash equivalents	(1,474)	3,661	1,305
Cash and cash equivalents at beginning of period	2,779	376	0

Cash and cash equivalents at end of period	$1,305	$4,037	$1,305

Non-cash transactions
Conversion of stockholder loans	$-	$-	$360
Issuance of common stock to founders	-	-	43
Issuance of option warrants to underwriters	-	-	358
Exercise of stock options by Company consultants	-	-	1
Conversion of series A convertible preferred stock to common stock	$-	$-	$33

The accompanying notes form an integral part of the financial statements.

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drugs for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer.  The leading drug developed by the Company has been successfully tested for a number of cancer types in pre-clinical lab animal trials, compassionate use human trials and a Phase I/IIa clinical trial.  The Company is now performing an advanced Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients and a Phase I/IIa clinical trials of BC-819 for treatment of pancreatic cancer,. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has generated only limited income since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until the end of February 2010, based on its current cash level. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”.

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

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

C.
The Company's research and development activities are carried out by its Subsidiary primarily through a laboratory research team at the Hebrew University in Jerusalem. The Hebrew University laboratory is managed by the Chief Scientist of the Company, who is a related party. All of the Company’s net assets are situated in Israel.

D.
The Company filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange (“TASE”) and beginning August 17, 2006 has been publicly traded on the TASE. On June 23, 2009 the Company’s Registration Statement on Form S-1 was deemed effective by the United States Securities and Exchange Commission (SEC) and as of that date it is a reporting company to the SEC. (See Note 7D below)

E.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of BioCancell Therapeutics, Inc. and its subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Consolidated Financial Statements for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2008 and 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts have been reclassified in order to conform to the current year presentation. All references herein to accounting pronouncements have been changed to conform with ASC section 105-10 (FABS Codification).

As prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) subtopic 855-25 (previously referred to as Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events), the date through which the Company has evaluated the subsequent events was November 11, 2009, the date the financial statements were available to be issued.

The Company also files Hebrew language, New Israel Shekel based financial statements, prepared in accordance with International Financial Reporting Standards (IFRS), with the TASE.

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

F.	Development Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operation.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise, as prescribed by ASC subtopic 915-10 (previously referred to as SFAS No. 7, Accounting and Reporting by Development Stage Enterprises).

G.	Reporting Currency

The financial records of the Parent and its Subsidiary are maintained in New Israel Shekels, which is the functional currency of the Company.  These financial statements have been prepared in accordance with ASC subtopic 830-30 (previously referred to as SFAS No. 52, Foreign Currency Translation), using the U.S. dollar as the reporting currency.

All assets and liabilities are translated at period-end exchange rates. Items in the statement of stockholders’ equity (deficit) are at actual historical exchange rates. Statement of operations items are translated at the average exchange rate for the period. The adjustment resulting from translating the financial statements is included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.

The following table summarizes the representative rate of exchange of the U.S. dollar to the New Israel Shekel (NIS):

	Rate at September 30,	Rate at December 31,	Average rate of exchange for the nine month period ended September 30,
	NIS
2009	3.758	n/a	3.980
2008	3.421	3.802	3.513

The average rate of exchange during the development stage period (from inception through September 30, 2009) was NIS 4.144 to $1.

The translated figures should not be construed to represent actual amounts in, or convertible into, U.S. dollars.

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

H.	Transactions in Foreign Currency

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

The Company accounts for derivatives in accordance with ASC subtopic 815-15 (previously referred to as FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (SFAS 133)), as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company carries its derivatives at fair value on the balance sheet and recognizes any subsequent changes to fair value in earnings. Beginning January 1, 2009, the Company complies with ASC subtopic 815-10 (previously referred to as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161)).

The Company issued derivative instruments in the form of warrants to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) as part of the financing described in Note 3 below. The warrants have been recorded as a liability, at fair value, and changes in the fair value of the instruments are included in the Statement of Operations.

Note 1 – Business and Summary of Significant Accounting Policies (cont'd)

K.            Segment and Geographic Information

 The Company's business is currently comprised of one geographic and operating segment, focused on the discovery, development and commercialization of novel therapies for treating cancer-related diseases. The Company follows ASC subtopic 280-10 (previously referred to as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). The Company's development and administration operations are maintained in Israel. The Company’s chief operating decision maker uses measurements aggregated at the entity-wide level to manage the business. All of the Company’s net assets are situated in Israel.

L.	Net Loss Per Share

In accordance with ASC subtopic 260-10 (previously referred to as SFAS No. 128, Earnings Per Share (SFAS 128)), basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially dilutive securities, comprised of incremental common shares issuable upon the conversion of Series A convertible preferred stock and the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive.

In the calculation of the net loss per share, the share splits of November 2005 (1:30) and of July 2006 (1:2.855) were accounted for retroactively as if they occurred at the beginning of the first period presented.

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

L.	Net Loss Per Share (cont'd)

The following table summarizes the securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future and were not included in the computation of basic and diluted EPS because doing so would have been antidilutive for the periods presented:

	For the period ended	For the period ended	Cumulative from October 1, 2004 inception) to)
	September 30,	September 30,	September 30,
	2009	2008	2009
Series 2 Warrants	2,500,000	2,500,000	2,500,000
Warrants to underwriter	300,000	300,000	300,000
Convertible notes payable	4,078,212	-	4,078,212
Warrants for interest on convertible notes payable	484,022	-	484,022
Warrants to investors	5,785,015	-	5,785,015
Stock options to employees, directors and consultants under Stock Option Plans	1,627,989	335,377	1,627,989
	14,775,238	3,135,377	14,775,238

 Note 2 – Contingent Liabilities and Commitments

A. Operating leases

1.	Vehicles

The Company has lease agreements for 9 vehicles for 36 months each. As required by the agreements, the Company deposited a security deposit to ensure the fulfillment of its contractual commitment. At September 30, 2009, the balance of the deposit was $16 thousand and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.

The minimum annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2009	$53
2010	$59
2011	$47
2012	$15

2.	Rental Agreement

In November 2006 the Company entered into a rental agreement for its offices for a 24 month period until September 16, 2008 with a 12 month optional extension which was extended until September 16, 2009. In August 2009 the Company extended the rental agreement for an additional 12 months until September 16, 2010 with a 12 month optional extension. The monthly rental (including maintenance fee and parking) is $4 thousand + VAT. The Company presented the lessor with a bank guarantee in the amount of $12 thousand which was increased to $15 thousand in 2009, to ensure fulfillment of its contractual obligations.

The following table summarizes the Company’s rent expense for the periods presented:

	Three month period ended September 30,		Nine month period ended September 30,		Cumulative from inception to September 30,
	2009	2008	2009	2008	2009
	U.S. dollars in thousands
Rent expense	$12	$23	$36	$34	$169

The minimum annual payment in connection with the agreement is as follows:

U.S. dollars in thousands
2009	$13
2010	$37

Note 2 – Contingent Liabilities and Commitments (cont’d)

B.       Manufacturing Agreement

In December 2008 additional drug product was ordered for use in Phase I/IIa clinical trials with patients suffering from ovarian and pancreatic cancer, at a cost of $554 thousand. The drug is to be supplied and paid for in 2009. For the three month and nine month periods ending September 30, 2009, the Company recorded $23 thousand and $536 thousand, respectively as research and development expenses, in respect of drug product received, from this order, during the period, and the balance expected to be purchased, subsequent to September 30, 2009, amounts to $18 thousand.

C.	Consulting Agreement

As of July 2008, the Company entered into an agreement with Tikcro Technologies Ltd., whereby in exchange for consultancy services provided by it, the Company will pay Tikcro Technologies Ltd. an annual amount of $30 thousand, 63,939 common shares and reimbursement of expenses. As of the balance sheet date, the Company has recorded as general and administrative expenses approximately $8 thousand for these services and an additional $13 thousand in regard to the shares issued for the second year of the agreement. Additionally, the Company has recorded as a prepaid expense approximately $41 thousand in connection with these shares.

D.	Clinical Trial Agreements between the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”)

As detailed in Note 6G and 6H below. The Company has entered into indemnification agreements with several medical centers, in the form detailed in Note 6G or 6H, and that at present the Company is not aware of any need for such indemnification.

Note 3 – Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC subtopic 820-35 (previously referred to as Statement of Financial Accounting Standards 157, Fair Value Measurements, (SFAS 157)). ASC subtopic 820-35 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC subtopic 820-35 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s warrants to noteholders are valued using the Binomial model. Prior to the second quarter of 2009, the Company’s warrants to noteholders were valued using the Black-Scholes model. Given the recent foreign currency fluctuation’s effect on the exercise price of the Warrants throughout the life of the Warrant, the Company’s assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black & Scholes model which only allows for one exercise date. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the implied volatility of the underlying stock. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available.

The Company recorded a charge of approximately $263 thousand and $3,610 thousand for the three and nine months ended September 30, 2009, respectively, and $1,957 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which has been recorded in the statement of operations.

Note 3 – Fair Value Measurements (cont’d)

Assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. dollars in thousands

Warrants to noteholders	$3,972	-	-	$3,972
Total Liabilities	$3,972	-	-	$3,972

The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157, as of September 30, 2009:

Level 3
U.S. dollars in thousands
Balance at December 31, 2008	$79
Loss resulting from revaluation of warrants to shareholders, included in the statement of operations for the nine months ended September 30, 2009	3,610
Adjustment for translation differences	283
Balance at September 30, 2009	$3,972

Note 3 – Fair Value Measurements (cont’d)

Other financial instruments include cash and cash equivalents, accounts receivable, other current assets, long-term receivables, accounts payable, accrued expenses and others, accrued vacation pay, employees and related liabilities and convertible notes payable. Except for the convertible notes payable, the fair value of these instruments at September 30, 2009 and December 31, 2008 approximate the carrying value amounts of all the aforementioned financial instruments, as they reflect the amounts at which the financial instruments will be settled. Estimated fair values for the convertible notes payable have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	September 30, 2009		December 31, 2008
	U.S. dollars in thousands
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible notes payable	$550	$3,939	$303	$3,370

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

Note 4 – Convertible Notes Payable (cont’d)

Movement during the period:	U.S. dollars in thousands
Balance at December 31, 2008	$303
Accrued interest	211
Amortization of discount for the nine month period ended September 30, 2009	36
Balance of Convertible Notes Payable at September 30, 2009	$550

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

Note 6– Significant Events During the Period

A.
In March 2009, the Subsidiary received from the Office of the Chief Scientist in Israel (“OCS”) approval of the grants applied for in November 2008 for an additional research and development program with a budget of $935 thousand (NIS 3,514 thousand) (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $425 thousand (NIS 1,600 thousand). For the three month and nine month period ended September 30, 2009, the Company received from the Chief Scientist a total of $5 thousand (NIS 19 thousand) and $308 thousand (NIS 1,270 thousand) respectively, for this program of which the Company has recorded as a receivable approximately $3 thousand (NIS 9 thousand), which has been recorded as a reduction to research and development expenses.

In July 2009, the Subsidiary received from the OCS approval for two additional research and development program grants with a budget of $749 thousand (NIS 2,815 thousand) (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $395 thousand (NIS 1,484 thousand). For the three month and nine month periods ended September 30, 2009, the Company did not yet receive any money from the Chief Scientist but has recorded as a receivable approximately $115 thousand (NIS 434 thousand), which has been recorded as a reduction to research and development expenses.

The grants bear royalty payments with terms similar to the Company’s previous grants which have been fully described in the Company’s financial statements as of December 31, 2008. The amounts are received in NIS.

From inception through September 30, 2009, the Company has received from the Chief Scientist a total of $1.543 million (NIS 6,229 thousand).

B.
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

For the three and nine month periods ended September 30, 2009, the Company received $107 thousand on account of this grant which has been recorded as a reduction to research and development expenses. An additional amount, $25 thousand has been recorded as a receivable at September 30, 2009.

From inception through September 30, 2009 the Company has received a total of $214 thousand from the BIRD Foundation.

Note 6– Significant Events During the Period (cont’d)

C.
On March 30, 2009, the employment agreement with Avi Barak the existing CEO was approved at a general meeting of the stockholders of the Company. According to the resolution, the CEO's conditions will remain unchanged, except that if the Company or Subsidiary receives cumulative funds, assets as an investment, including as grants or regular or convertible loans (except loans from banks and grants from the OCS), totaling more than $10 million between the date of renewal and March 1, 2012, the Company will pay the CEO a one-time bonus, provided that he is an employee and/or officer of the Company or Subsidiary at the date of eligibility for such bonus. The bonus shall be one percent (1%) of the total amounts received, less amounts received by existing investors (i.e. parties from whom the Company or Subsidiary had received funds or assets at the time of the extension of the CEO employment agreement), but in any case, no more than $100 thousand. As of September 30, 2009, the Company has not recorded an accrual for the bonus as payment is not considered probable. On November 1, 2009, Avi Barak ceased to serve as CEO of the Company. See Note 7B and 7C below.

D.
During the nine month period ending September 30, 2009, the Company signed clinical trial agreements with three medical centers in Israel and two university hospitals in the U.S. Under the clinical trial agreements, the hospitals will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with ovarian cancer and subject to compliance with the requirements set forth in the agreement. In consideration of the hospitals’ undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the hospitals based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement.

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

Regarding the agreement with University of Pennsylvania, the Company recorded prepaid expenses in the amount of $102 thousand (NIS 385 thousand).

Note 6– Significant Events During the Period (cont’d)

E.
During the nine month period ending September 30, 2009, the Company signed a clinical trial agreement with two medical centers in Israel. Under the clinical trial agreement, the hospital will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with pancreatic cancer and subject to compliance with the requirements set forth in the agreement. In consideration of the hospital’s undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the hospital based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement.

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

F.
During the nine month period ending September 30, 2009, the Company sold 1,812,756 shares of treasury stock, at an average price of NIS 3.41 (approximately $0.865) per share, and total proceeds of $1.569 million. Following the sale, the Company did not hold any shares of treasury stock. The difference between the total proceeds and the initial relative cost of the treasury stock in the amount of $3.383 million was recorded as a increase to the accumulated deficit.

Note 7 – Subsequent events

A.
On October 1, 2009, the Board of Directors of the Company resolved the increase of the authorized capital of the Company to 65,000,000 common shares, subject to a future resolution of the general meeting of the stockholders and future resolution of the Board.

B.
On October 18, 2009, the Company entered into an employment agreement with Mr. Uri Danon, approved by the Board of Directors, pursuant to which he will serve as the Company's new Chief Executive Officer.

Pursuant to the employment agreement, he commenced as Chief Executive Officer on November 1, 2009. Either party may terminate the agreement upon the provision of ninety days advance written notice to the other party expressing an intention to terminate the agreement. The agreement provides that he shall receive a monthly salary of NIS 42,000 (approximately $11,200). He will also be provided with other standard social benefits .

In addition, he is entitled to receive a bonus at such time as the Company shall raise an aggregate amount of $10 million between January 30, 2010 and the termination of his employment with the Company, in any form, except for loans from financial institutions and grants under the auspices of the Israeli Ministry of Industry, Trade and Labor, such as Chief Scientist grants and bi-national funds. The amount of the bonus will be $100,000, subject to a deduction of a pro-rata portion based on the funds raised provided by investors from which the Company has received funds or assets prior to January 30, 2010. Payment will be made in cash if more than $5 million in aggregate has been raised in equity offerings or in stock options otherwise.

Pursuant to the terms of the employment agreement, the Company shall grant the new CEO options to purchase 450,000 shares of common stock at an exercise price of NIS 3.18 (approximately $0.86) per share, pursuant to the 2007 Stock Option Plan, of which options to purchase 80,000 shares will vest immediately, and the remainder will vest over the course of four years, with partial acceleration in return for the achievement of pre-determined milestones by pre-set dates. The grant is subject to approval of the TASE.

C.	On November 1, 2009, Avi Barak ceased to serve as CEO of the Company, and was appointed Chairman of the Board of Directors.(See Note 6C above )

D.	In October 2009, the Company published a shelf prospectus with the TASE and a Form S-1/A with the U.S. Securities and Exchange Commission in anticipation of its upcoming fundraising.

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

Overview

BioCancell Therapeutics Inc. (hereinafter referred to as either the “Company”, “we”, “us” or “our”) was incorporated in the United States under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004. We filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange, or TASE, and, since August 17, 2006, our securities have been publicly traded in Israel on the TASE. For TASE purposes, we file Hebrew financial statements in New Israeli Shekels in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board. For our filings in the United States, we prepare the U.S. financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). On June 22, 2009, our registration statement with the U.S. Securities and Exchange Commission was deemed effective.

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

From our inception, we have raised a cumulative amount of $13,768,000 including the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised in private placements an amount of $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008 we executed a private placement to Clal Biotechnology Industries Ltd. (“CBI”) from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd. and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., institutional investors (the “Investors”), whereby three investors received an aggregate amount of 1,222,780 shares of common stock at a price of about $0.60 per share, non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of 5,058,002 common shares at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements were approximately $3.65 million (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through September 30, 2009, aggregated $19,994,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe we have sufficient cash to meet our planned operating needs for the next four months, based on our current cash levels.

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

Our research and development activities are carried out by our Israeli subsidiary primarily through a laboratory research team at the Hebrew University in Jerusalem. The laboratory is managed by our Chief Scientist. All of our assets are presently situated in Israel.

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed and recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) subtopic 73-10 (previously referred to as Statement of Financial Accounting Standards (SFAS) No. 2, “Accounting for Research and Development Costs”). Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are running three main research and development projects: clinical trials for each of bladder, ovarian and pancreatic cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials, and the required granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, we expect to receive final FDA approval and commence sales in 2012 – 2013. On account of anticipated FDA fast-track development for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2011 – 2012, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

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

Stock-Based Compensation

New employees typically receive stock option awards. We also grant additional stock option awards to existing employees and directors, usually once a year. The Company records stock-based compensation as an expense in the statement of operations in accordance with the ASC subtopic 505-50 and 718-10 (previously referred to as FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)). The cost of stock-based compensation awards is measured at their fair value at the date of the award. Fair value is determined using the Black-Scholes option pricing model. We have accounted for stock-based compensation under ASC subtopic 505-50 and 718-10 (previously referred to as SFAS 123(R)) from our inception.

Non-operating expenses (income), net

Non-operating expenses (income), net consists primarily of interest income, net which primarily consists of interest income earned on cash, cash equivalent and investment securities balances, loss (income) from marketable securities, net, interest on convertible notes and discount amortization, fair value adjustments of our warrants and foreign currency exchange gains and losses.

Income Tax Expense

We account for income taxes in accordance with the ASC subtopic 740-10 (previously referred to as SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48)). Under ASC subtopic 740-10, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. It clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of ASC subtopic 740-10 on January 1, 2007 with no material impact. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Results of Operation

Three Months and Nine Months Ended September 30, 2009 and September 30, 2008 and the Development Stage Period (cumulative from inception to September 30, 2009)

Research and Development Expenses
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative From Inception to September 30, 2009
	U.S. Dollars in Thousands
Research and Development Expenses, Net	$364	$1,064	$1,561	$2,064	$8,800

Research and development expenses decreased by approximately $700,000, or 65.8%, to $364,000 for the three months ended September 30, 2009, from $1,064,000 for the three months ended September 30, 2008. Research and development expenses decreased due to decreased expenditure in plasmid production due to prior periods’ purchases, lower clinical trial expenditures due to slower enrollment of patients and reduction of personnel. Salaries decreased from $367,000 for the three months ended September 30, 2008 to $277,000 for the three months ended September 30, 2009. Research and development expenses for the three month period ending September 30, 2009 were comprised mainly of compensation to personnel, as disclosed above, and clinical trial expenses of $196,000. By comparison, research and development expenses for the three month period ending September 30, 2008, were comprised mainly of compensation to personnel of $367,000 and clinical trial expenses of $795,000.

Research and development expenses decreased by approximately $503,000, or 24.4%, to $1,561,000 for the nine months ended September 30, 2009, from $2,064,000 for the nine months ended September 30, 2008. Research and development expenses decreased due to decreased expenditure in regulatory expenses in anticipation of clinical trials in ovarian and pancreatic cancer incurred in 2008, reduced expenditure for clinical trials in bladder cancer and reduced compensation expenses. Salaries decreased from $908,000 for the nine month period ended September 30, 2008 to $714,000 for the nine month period ended September 30, 2009, due to the reduced employment of personnel and salary reductions. Research and development expenses for the nine month period ending September 30, 2009 were comprised mainly of compensation to personnel, as disclosed above, and clinical trial expenses of $1,117,000. By comparison, research and development expenses for the nine month period ending September 30, 2008, were comprised mainly of compensation to personnel of $908,000 and clinical trial expenses of $1,270,000.

The following table summarizes information about our research and development expenses for the three months and nine months ended September 30, 2009 and September 30, 2008 and the cumulative period from inception to September 30, 2009:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative From Inception to September 30, 2009
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	-	(34)	-	26	898
Bladder cancer Phase II	40	(15)	142	182	2,376
Pancreatic cancer	35	219	122	227	413
Ovarian cancer	121	625	853	835	1,619
Liver cancer	-	-	-	2	20
Clinical trial compensation	119	98	291	276	1,025
General expenses	-	(7)	19	-	55

Pre-clinical expenses:
Compensation	158	269	424	632	3,416
Material	-	11	13	103	240
Patents	29	31	85	121	351
Depreciation	10	12	31	36	108
General expenses	19	13	68	54	179
	531	1,222	2,048	2,494	10,700
Chief Scientist and BIRD Foundation grants	(167)	(158)	(487)	(430)	(1,900)
Total Research and Development Expenses, Net	$364	$1,064	$1,561	$2,064	$8,800

General and Administrative Expenses

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative From Inception to September 30, 2009
	U.S. Dollars in Thousands
General and Administrative Expenses	$309	$478	$897	$1,271	$5,733

General and administrative expenses decreased by $169,000, or 35.2%, to $309,000 for the three months ended September 30, 2009 from $478,000 for the three months ended September 30, 2008. General and administrative expenses were lower in 2009 than in 2008 due primarily to reduced consulting fees and professional service fees (primarily legal and accounting) incurred in 2008 with respect to our filing of an initial registration statement in the United States. The consulting expenses incurred due to the recent S-1 filing and filing with the TASE in 2009 have been capitalized in anticipation of the intended fundraising. The main components of general and administrative expense were compensation costs of $138,000 as compared to $240,000, professional service and consulting fees of $91,000 as compared to $151,000 for the periods ended September 30, 2009 and 2008, respectively. The decrease in consulting fees is due to our decreased strategic partnering consultant activities.

General and administrative expenses decreased by $374,000, or 29.4%, to $897,000 for the nine months ended September 30, 2009 from $1,271,000 for the nine months ended September 30, 2008. General and administrative expenses were lower in 2009 than in 2008 due primarily to reduced consulting fees and professional service fees (primarily legal and accounting) incurred in 2008 with respect to our filing of a registration statement in the United States. The main components of general and administrative expense were compensation costs of $428,000 as compared to $537,000, professional service and consulting fees of $248,000 as compared to $503,000 for the periods ended September 30, 2009 and 2008, respectively. The decrease in consulting fees is due to our decreased strategic partnering consultant activities.

The following table summarizes information about our general and administrative expenses for the three months and nine months ended September 30, 2009 and September 30, 2008 and the cumulative period from inception to September 30, 2009:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative From Inception to September 30, 2009
	U.S. Dollars in Thousands
Compensation	$138	$240	$428	$537	$2,910
Professional services and consulting fees	91	151	248	503	1,929
Rent & office related expenses	39	37	97	112	449
Travel	4	2	11	31	122
Insurance	4	4	13	18	49
Corporate and filing fees	16	-	56	2	88
Other general expenses	17	44	44	68	186
Total General and Administrative Expenses	$309	$478	$897	$1,271	$5,733

Non-operating expenses (income), net

Non-operating expenses (income), net, increased $1,261,000 to $358,000 for the three months ended September 30, 2009 from $(903,000) for the period ended September 30, 2008. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments in accordance with ASC subtopic 815-15 (previously referred to as SFAS 133), as described below. The primary drivers of the adjustment of our warrants were the increases in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge of approximately $263 thousand as compared to ($1,023) thousand for the three months ended September 30, 2009 and 2008, respectively, resulting from revaluation of warrants to shareholders.

Non-operating expenses (income), net, increased $4,646,000, to $3,782,000 for the nine months ended September 30, 2009 from $(864,000) for the period ended September 30, 2008. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments in accordance with ASC subtopic 815-15 (previously referred to as SFAS 133), as described below. The primary drivers of the adjustment of our warrants were the increase in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge of approximately $3,610 thousand as compared to ($1,023) thousand for the nine months ended September 30, 2009 and 2008, respectively, and $1,957 thousand for the development stage period,resulting from revaluation of warrants to shareholders.

The following table summarizes information about our non-operating expenses (income), net:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative From Inception to September 30, 2009
	U.S. Dollars in Thousands
Interest expense (income), net	2	(13)	3	(17)	(7)
Loss (income) from marketable securities, net	-	(6)	-	64	(6)
Interest on convertible notes and discount amortization	87	51	247	51	395
Revaluation of warrants	263	(1,023)	3,610	(1,023)	1,957
Other financing expense (income), net	6	88	(78)	71	(304)
	$358	$(903)	$3,782	$(854)	$2,035

Our warrants to noteholders are valued using the Binomial model. Prior to the second quarter of 2009, our warrants to noteholders were valued using the Black-Scholes model. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.  Given the recent foreign currency fluctuation’s effect on the exercise price of the warrants throughout the life of the warrant, our assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black-Scholes model which only allows for one exercise date. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows.

The following table shows the changes in the underlying parameters used in the valuation for valuing the warrants:

	As of September 30, 2009	As of December 31, 2008
Price of underlying stock	3.211 NIS	0.405 NIS
Strike price	$0.716	$0.716
Continuously compounded risk free interest rate for warrants	2.84%	4.00%
Continuously compounded annual dividend rate	0%	0%
Time in years until the expiration of the warrant*	3.83 years	4.58 years
Implied volatility for the underlying stock	104.62%	61.3%

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

The tax rates applicable to our Israeli subsidiary are as follows: 2008 – 27%, 2009 – 26%, 2010 – 25%, 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21% and 2015 and thereafter – 20%. At December 31, 2008, our wholly owned Israeli subsidiary had NOL carryforwards in Israel amounting to NIS 28,052,000 (approximately $7,378,000), which under current tax law can be carried forward indefinitely.

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

As of September 30, 2009, we had $1,305,000 in cash, cash equivalents, and marketable securities, a decrease of $1,474,000 from December 31, 2008.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative From Inception to September 30, 2009
	U.S. Dollars in Thousands
Net cash used in operating activities	$(2,925)	$(2,900)	$(14,417)
Net cash provided by (used in) investing activities	$(7)	$(2,235)	$2,011
Net cash provided by financing activities	$1,568	$4,256	$13,768

Operating Activities
Net cash used in operations was $2,925,000 for the nine months ended September 30, 2009 as compared to net cash used in operating activities of $648,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we incurred $138,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $31,000, while recognizing $3,610,000 of fair value adjustment of the derivative instruments. Our operating loss of $6,240,000 was attributable mostly to the fair value adjustment of the derivative instruments offset by the increase in research and development grants receivable, decrease in accounts payable and other items. Net cash used in operations for the nine months ended September 30, 2008, was attributable mostly to the proceeds in marketable securities less the investments in marketable securities.

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

Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2009 and 2008, is attributable primarily to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to the proceeds in marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities
Net cash flow provided by financing activities was $1,568,000 for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $4,256,000 for the nine months ended September 30, 2008. This was attributable to the proceeds from the sale by our subsidiary of treasury stock during the nine months ended September 30, 2009, as compared to the proceeds from a private placements to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem during the nine months ended September 30, 2008. Cash flow used in financing activities for the development stage period (cumulative from inception to September 30, 2009) stems from the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, net proceeds from the proceeds from a private placement allocation of common shares and warrants to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008 and the exercise of stock options less the purchase of treasury stock. By directing our wholly-owned subsidiary to purchase and exercise warrants to purchase our shares, using funding provided by us, we were able to create a pool of treasury stock, at an insignificant cost. This can be used beneficially as directed by our Board of Directors, by taking advantage of market conditions to issue stock in the future without expensive and lengthy fundraising procedures, such as the publishing of a prospectus. During May and June 2009, our subsidiary sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock. Our financing needs may change substantially because of the results of our research and development, competition, clinical trials and costs arising from additional regulatory approvals. We may not succeed in raising additional funds if needed. The timing of our need for additional funds will depend on a number of factors as described in the Risk Factor, “We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations” in our previously filed Registration Statement on Form S-1 (that was filed on December 17, 2008 and went effective on June 22, 2009). We have recently filed a Form S-1 and a shelf prospectus with the TASE in anticipation of our intended fundraising to enable us to continue to test and prepare our product candidates for the market.

Future Operations
We believe we have sufficient cash to meet our planned operating needs for the next four months, based on our current cash levels. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Also see the Risk Factor, “Our auditors have expressed substantial doubt as to whether we can continue as a going concern” in our previously filed Registration Statement on Form S-1 (that was filed on December 17, 2008 and went effective on June 22, 2009).

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

Accounting for Stock-based Compensation

We record stock-based compensation as an expense in the statement of operations in accordance with the ASC subtopic 505-50 and 718-10 (previously referred to as FASB Statement No. 123(R)), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The cost of stock-based compensation awards is measured at their fair value at the date of the award. Fair value is determined using the Black-Scholes option pricing model which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. We have accounted for stock-based compensation under ASC subtopic 505-50 and 718-10 (previously referred to as SFAS 123(R)) from our inception. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

The options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to the Company’s share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $25,000 and $4,000 for the three months ending September 30, 2009 and 2008, respectively, $83,000 and $20,000 for the nine months ending September 30, 2009 and 2008, respectively, and $1,484,000 for the development stage period (cumulative from inception to September 30, 2009).

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

The fair value of options granted to non-employees has been computed and accounted for in accordance with ASC subtopic 505-50 and 718-10 (previously referred to as SFAS 123(R) and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,”) and was measured according to the Black-Scholes option-pricing model. To the extent that there are non-employee options still vesting, the stock option compensation is revalued at the end of each reporting period.

Share-based payment expense has not been recorded in the statement of operations with respect to the award of an additional 60,000 contingent options that is referred to in our discussion of “Options Outstanding” under “BioCancell Therapeutics Inc. 2004 Stock Option Plan and 2007 Stock Option Plan” and that is subject to the approval of the board of directors of the TASE, and therefore no grant date, as defined in accordance with ASC subtopic 505-50 and 718-10 (previously referred to as SFAS 123(R)), has been reached.

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

In July 2006, FASB released ASC subtopic 740-10 (previously referred to as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” or FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for tax benefit recognition under ASC subtopic 740-10 (previously referred to as FIN 48), the position must have at least a “more likely than not” chance of being sustained upon a challenge by the respective taxing authorities. Recognition and measurement of the unrecognized tax benefits are also subject to management’s estimates and judgment. We adopted the provisions of ASC subtopic 740-10 (previously referred to as FIN 48) as of January 1, 2007 and it has not had a material impact on our financial statements. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Valuation of Financial Instruments Issued in Private Placement Financing

On July 30, 2008 we completed private placements with institutional investors, for the purchase of: (i) shares of our common stock, (ii) debentures convertible into shares of our common stock and (iii) warrants to purchase shares of our common stock. The terms of the convertible debentures and warrants are described in our previously filed Registration Statement on Form S-1 (that was filed on December 17, 2008 and went effective on June 22, 2009) under “Description of Securities — Convertible Debentures” and “Description of Securities — Warrants”.

To account for these private placements, we estimated the fair value of the three components embodied in the agreements. We used various valuation models and techniques to determine the individual values of the three components. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility for the underlying stock and the standard normal cumulative distribution function. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. The $3.650 million of proceeds from the private placements were first allocated to the warrants, which were classified as derivative instruments in accordance with the guidance in ASC subtopic 815-15 (previously referred to asSFAS 133, Accounting for Derivative Instruments and Hedging Activities). The warrants are considered derivatives since they are not indexed solely to our own stock as they must be settled in a currency other than our functional currency, and the warrants meet all of the characteristics of a derivative instrument as described in ASC subtopic 815-15 (previously referred to as SFAS 133 paragraphs 6-9). The Convertible Notes Payable are classified as long-term liabilities and have been recorded at their initial relative fair value. The warrants have been recorded as a liability, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. Changes in the fair value are included in the statement of operations. Our warrants to noteholders are valued using the Binomial model. Prior to this period, our warrants to noteholders were valued using the Black-Scholes model.These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.  Given the recent foreign currency fluctuation’s effect on the exercise price of the warrants throughout the life of the warrant, our assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black-Scholes model which only allows for exercise date. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. For further details regarding these estimates, see the discussion on non-operating expenses (income), net above.

Item 4T. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of September 30, 2009, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BioCancell Therapeutics Inc.

Date: November 11, 2009	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: November 11, 2009	By:	/s/ IRA WEINSTEIN

Ira Weinstein
Chief Financial Officer
(Principal Financial Officer)