Form 10-K
period 2009-12-31
BIOCANCELL THERAPEUTICS INC.
filed 2010-03-18
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K
 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number: 333-156252

BIOCANCELL THERAPEUTICS INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-4630076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Beck Science Center, 8 Hartom St, Har Hotzvim, Jerusalem, Israel	97775
(Address of principal executive offices)	(Zip Code)
972-2- 548-6555
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	Tel Aviv Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐                     No ☒

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
Yes      ☐                        No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  ☐                            No      ☒

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
Yes      ☐                       No       ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $5,950,353 as of June 30, 2009.

The number of shares of the registrant’s common stock, par value $.01, outstanding as of March 17, 2010 was 19,989,150.

BIOCANCELL THERAPEUTICS INC.

FORM 10-K

INTRODUCTORY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for BioCancell Therapeutics Inc. (“BioCancell” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in Item 1A, “Risk Factors” and in other sections of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC).  These risks and uncertainties could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements that we make.

Although, there may be events in the future that we are not able to accurately predict or control, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.Accordingly, to the extent that this Annual Report on Form 10-K contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that BioCancell's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I
Item 1. Our Business

We are a clinical development-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapies for treating cancer-related diseases. We were formed on July 26, 2004, under the laws of the State of Delaware. Our research and development activities build upon the research of Professor Abraham Hochberg of the Hebrew University of Jerusalem, Israel who isolated the human H19 gene and determined that it is expressed in over forty different forms of cancer, including superficial bladder carcinoma and pancreatic, ovarian and metastatic liver cancer, while laying dormant and non-expressed in non-cancerous cells. Professor Hochberg’s research discovered that the H19 gene is significantly expressed in cancerous cells of adults. Research has also demonstrated that the H19 gene plays a significant role in the tumor development process by enabling tumor cells to survive under stress conditions, such as low serum and low oxygen levels, that are typical conditions of the environment in which cancerous cells develop. This survival supports the growth of the tumor and the development of metastases.

Recently-conducted research has led to significant scientific breakthroughs in the understanding of cancer, in particular with respect to the contribution of stem cells to the development of the disease. Stem cells possess the ability to regenerate themselves through mitotic cell division and differentiate into a diverse range of specialized cell types. Pluripotent stem cells have the potential to differentiate into any of the three germ layers: endoderm (interior stomach lining, gastrointestinal tract, the lungs), mesoderm (muscle, bone, blood, urogenital), or ectoderm (epidermal tissues and nervous system); thus, Pluripotent stem cells can give rise to any fetal or adult cell type. Pluripotent cells soon undergo further specialization into multipotent cells, which can give rise to several other limited cell types. A hematopoietic cell, for example, can develop into several types of blood cells, but cannot develop into muscle cells or other types of cells. Leading researchers have opined that adult multipotent stem cells are also the source of adult cancer stem cells, which are present in many, and are possibly in all, cancerous tumors. This theory is consistent with a number of other theories which are currently accepted by cancer researchers.

A significant problem with each of the current methods for treatment of cancer is the return of tumors. According to the new theory described above, even the most aggressive anti-cancer drugs, such as those used in chemotherapy, destroy the tumor cells, but in fact do not treat the source of the tumor — adult cancer stem cells. As a result, the theory postulates that anti-cancer drugs should treat adult cancer stem cells which are the source of returning tumors. In addition, according to the accepted theory among cancer researchers, the disease is created as a result of a long process of accumulation of genetic mutations. The fact that cells in most body tissues continuously undergo self-renewal, however, undermines the theory regarding the accumulation of genetic mutations. Only adult cancer stem cells, which are present in each tissue for many years, accumulate genetic mutations throughout the years, thus supporting the creation and return of tumors.

The research and understanding of the origin of cancer and metastases has progressed significantly in recent years. It is currently understood that embryogenesis, which is the process by which the embryo is formed and develops, and the process of the development of cancer, possess similar characteristics. The H19 gene is expressed and has a significant role in both processes. The process of formation of metastases is similar in its characteristics to epithelial mesenchymal transition, or EMT, which is a program of development of biological cells characterized by loss of cell adhesion, repression of E-cadherin expression, and increased cell mobility. EMT is essential for numerous developmental processes including mesoderm formation and neural tube formation. Similar to EMT, the process of formation of metastasis is also characterized by loss of cell adhesion, repression of E-cadherin expression, and increased cell mobility. Studies have demonstrated the involvement of the H19 gene in EMT.

In light of the recently achieved scientific breakthroughs in cancer research, and the role of the H19 gene in such processes, we believe that an anti-cancer drug based on the H19 gene has the potential to provide benefits that are competitive with existing treatment methods.

Our Prospective Drugs

We are currently focused on developing our prospective drug, BC-819. The detection of expression of the H19 gene is the prerequisite for the use of our potential therapy. Our development of BC-819 builds upon the research of Professor Hochberg who discovered that the H19 gene is a diagnostic marker for cancerous growths, through the identification of the expression of the H19 gene. Based upon these discoveries, we have developed BC-819, which is a double stranded DNA plasmid construct that incorporates the gene for diphtheria toxin (DTA) under the regulation of the H19 promoter sequence. The DTA gene is transcribed into a cell-killing DTA peptide only in cells that produce H19 RNA. The H19 regulatory gene, which is crucial to the growth of tumor cells, is utilized instead as the activator of the intra-cellular synthesis of DTA. The synthesis of this toxin peptide inhibits cellular protein synthesis, thereby causing the cancer cells to commit suicide. Once the BC-819 enters an H19-positive cancer cell, the cell can offer no resistance and is marked for death. The net result of this mechanism is highly selective tumor cell destruction. The strong safety profile of the plasmid is due, in part, to the fact that it produces the “A” portion only of diphtheria toxin inside cancerous cells. This toxin lacks the ability to penetrate other cells provided by the “B” portion, and consequently only acts to destroy the cell in which it is produced. Therefore, this new therapeutic modality is specific for the H19-positive cancer cell and thus far has not been detected with known toxic effects on normal cells — a safety feature that is unique when compared to currently available cancer treatments.

BC-819 has also demonstrated potential with respect to combination therapy. Even in cells that produce small amounts of H19 regulatory RNA, it appears that BC-819 acts to reverse the resistance of the cancer cells to chemotherapeutic agents. Moreover, as a result of our therapeutic approach, the plasmid being used to deliver the cytotoxic DTA gene does not incorporate into the genome of the host. We believe that this has significant advantages over gene therapy platforms for cancer that depend on a “genetic correction” strategy.

We are developing two BC-819-based strategies. The first therapy is for bladder cancer wherein BC-819is mixed with a transfection agent (to facilitate entry of BC-819 molecules into the cancer cells) for bladder instillation. The second BC-819 approach is for advanced stage cancers such as pancreatic, ovarian, and liver carcinomas in which plasmid DNA is injected directly into the tumor or instilled into the peritoneal cavity. Different routes of administration are employed depending upon the type of tumor (intravesical administration for bladder cancer, intratumoral injection for pancreatic and hepatocellular carcinoma, intraperitoneal administration for ovarian cancer with ascites, and hepatic artery infusion for liver metastases).

Pursuant to an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, which we refer to in this report as “Yissum”, Yissum has granted to us an exclusive, worldwide license for the use, development and commercialization of the H19 gene in consideration of which we have agreed to pay certain royalties to Yissum described elsewhere in this report.

Our primary strategic objective is to continue development of our prospective drug BC-819 for the treatment of superficial bladder carcinoma while broadening the scope of development to include additional applications.

We completed Phase I/IIa trials of one of our therapies — BC-819 — designed for use in patients suffering from bladder carcinoma. The Phase I/IIa trials resulted in no severe adverse side effects directly attributable to the tested therapy. In March 2008, we began the FDA-approved Phase IIb trial for this therapy. We filed IND applications for final FDA approval of the clinical trials during December 2008. On January 8, 2009, we were entitled to commence a Phase I/IIa clinical trial for treatment of pancreatic cancer, as the FDA has not contacted us regarding potential concerns or objections to our IND application within 30 days of its submission. On July 21, 2009 we received the approval of the Israeli Ministry of Health to commence the Phase I/IIa clinical trial for treatment of pancreatic cancer. We commenced such trial in Israel in August 2009. On January 12, 2009, we were entitled to commence Phase I/IIa clinical trials for treatment of ovarian cancer as the FDA has not contacted us regarding potential concerns or objections to our IND application within 30 days of its submission. We commenced the trial and began screening and treating patients in Israel in May 2009 and in the United States in June 2009. On August 20, 2009, the United States Department of Health and Human Services informed us that it has granted orphan drug status to BC-819 for its use in treating ovarian cancer. An "orphan drug" is a drug for a disease that affects a relatively small number of people in a population. In the USA, an orphan drug is defined as one that treats a disease affecting less than 200,000 people each year. In order to encourage the development of drugs for such diseases, benefits and incentives can be granted to the drug developers. The main standard benefit for orphan drugs in the USA is the right to market the drug exclusively for 7 years from the date it is approved. Additional benefits include tax benefits on R&D expenses, and waived FDA fees.

In addition to pursuing clinical trials of BC-819 for the treatment of superficial bladder carcinoma, pancreatic and ovarian cancer, we intend to continue, depending on available financial resources, our pre-clinical research related to the use of BC-819 for the treatment of various other forms of cancer as we seek to develop additional drugs based on various implementations of the technology developed by Professor Hochberg. The following is a summary of some of our other research and development activities that are in the preliminary stage of laboratory research:

•
BC-820.   BC-820 is a potential therapeutic product that activates both the synthesis of DTA and the protein Tumor Necrosis Factor (TNF) of the cytokine family. Like BC-819, BC-820 penetrates cancerous cells expressing the H19 gene and activates the synthesis of DTA and TNF in a targeted manner.

•
BC-821.   BC-821 is a potential therapeutic product that penetrates cancerous cells and activates the synthesis of DTA only in cells expressing the P4 promoter of the target gene IGF2, which like the H19 target gene is expressed only in cancerous cells and not in non-cancerous cells. It thus has the potential to serve as a complementary product to BC-819, allowing the targeted destruction of cancer cells in a larger number of patients.

•
BC-822.   This potential therapeutic product seeks to suppress the growth of cancerous cells by re-sequencing a cancer cell’s RNA by way of inserting a small interfering Ribonucleic Acid (siRNA) sequence that prevents the expression of the H19 gene. Like BC-819, the potential therapy would first penetrate cells expressing the H19 gene and then covalently attach the new siRNA sequence.

In pursuing our objectives, we may enter into strategic collaborations with third parties who have the expertise and the resources necessary for the performance of large scale clinical trials, who have well established marketing, distribution and manufacturing infrastructures or who have experience and expertise in preparing registrations with the FDA and other regulatory authorities for the receipt of marketing approval.

Potentially Treatable Diseases

Superficial Bladder Carcinoma.   We believe that BC-819 may be effective in treating superficial bladder carcinoma. Superficial bladder carcinoma is a specific form of bladder cancer resulting from the development and progression of cancerous tumors within the urothelium layer. The H19 gene is expressed at high levels in areas afflicted by superficial bladder carcinoma.

Pancreatic Cancer.   Cancerous cells may develop in either the exocrine cells or the endocrine cells of the pancreas and the H19 gene is expressed at high levels in these cancerous regions.

Ovarian Cancer.   Ovarian cancer is a disease in which normal ovarian cells begin to grow in an uncontrolled, abnormal manner and produce tumors in one or both ovaries. The H19 gene is expressed at high levels in areas afflicted by ovarian cancer.

Metastatic Liver Cancer.   Metastasis is a secondary malignant tumor as it involves the spread of cancer from a primary site to other parts of the body. A metastasis in the liver may arise as a result of the spread of a cancer from another part of the body. The liver is a common site of metastatic disease. The portal vein drains the abdominal viscera and is presumably the conduit for metastases from tumors of the colon and rectum, stomach, pancreas and small intestine. The H19 gene is expressed at high levels in areas afflicted by metastatic liver cancer.

Our Process of Research and Development — Target Identification and Validation.

Target validation involves proving that DNA, RNA or a protein molecule is directly involved in a disease process and can be a suitable target for development of a new therapeutic drug. Drug target validation is among the most critical challenges facing pharmaceutical companies today. Our efforts have been conducted by a research team headed by Professor Hochberg at the Hebrew University of Jerusalem and include the following milestones:

•
Diagnostics — Use of H19 as a Diagnostic and Prognostic Tool.   Professor Hochberg's research team has discovered that the H19 gene serves as a diagnostic marker for cancerous growths, through the identification of the expression of the H19 gene. A sensitive method called In-Situ Hybridization analysis (ISH) can detect even a single malignant cell expressing the H19 gene. ISH enables the detection of the expression of H19 in the examined tissue, while providing precise anatomic information regarding the location of the H19 presence in the tissue and cell. The detection of expression of the H19 gene is the biotechnological foundation of our potential therapy. The diagnostic marker enables the diagnosis of cancerous tumors in early stages. Such diagnosis supports the prognosis of the tumor.

•
Pre-Clinical Studies.  Between the years 2000 – 2005, Professor Hochberg's research team conducted extensive animal studies in BC-819. Plasmid was introduced into the bladders of bladder-carcinoma carrying rats (orthotropic model) and mice (heterotopic model). Significant tumor growth inhibition was observed after treatment. Non-good laboratory practices (GLP) toxicology studies were performed in mice and in rats (syngeneic and nude models). Between the years 2006 – 2007, Harlen Biotech Israel Ltd. conducted toxicology studies in rats and mice, in accordance with Good Laboratory Practices Regulations. The studies included repeated injections at increasing dosages into the abdominal cavity of mice and intravesical administration into the urinary bladder of rats. The equivalent dosage given to the animals was higher than the expected human dosage. No gross pathological findings were evident in the intravesical administration study, and mild to moderate side effects were evident in the intraperitoneal administration study. In recent experiments which were conducted in the laboratories of the University of Munich, lung cancer carrying mice were treated with BC-819. More tumor growth inhibition was observed in mice which were treated with BC-819 than in mice which did not receive treatment. We are currently reviewing the results of the study and will consider further development of this application subject to our available resources.

•
Compassionate Use Patients.  BC-819 has been administered, under “compassionate use” provisions in Israel, to ovarian and liver cancer patients who had failed chemotherapy and were in the ultimate stages of cancer, and bladder cancer patients who had failed chemotherapy and were in the ultimate stages of cancer, and urinary bladder and renal pelvis transitional cell carcinoma (TCC) patients who had failed chemotherapy and were candidates for radical cystectomy and nephrectomy, respectively. In 2003, two patients with resistant bladder cancer were treated with BC-819. Prior to the BC-819 treatment, the patients underwent a transurethral resection, but the tumors returned. Both patients were treated by direct introduction of BC-819 into the bladder using a catheter. The BC-819 treatment resulted in a significant decrease of the superficial bladder tumor, no unwanted toxicity was demonstrated in healthy cells, no severe adverse side effects which can be related to the drug were diagnosed, and no plasmid was detected in the patients' blood.

Two additional patients with very large metastases in their livers showed shrinkage of these tumors following treatment with BC-819 in 2004 and 2006. No unwanted toxicity was demonstrated in healthy cells and no severe adverse side effects which can be related to the drug were diagnosed.

A patient suffering from ovarian cancer characterized by intra-peritoneal distribution of metastases and ascites (liquid containing cancerous cells that builds up in the peritoneum as a result of the cancer) was treated with BC-819 between 2007 and 2008, after the failure of conventional chemotherapy treatment. In the framework of the treatments, the patient received a number of different doses of BC-819 administered by intra-peritoneal infusions via catheter. The results indicated that the drug caused no serious adverse events at any dosage, and a decrease of 50% in the ovarian cancer marker protein CA-125 in the patient’s blood was measured, as well as a significant decrease in the number of cancerous cells in the ascites.

A patient suffering from TCC in his renal pelvis, who had previously undergone nephrectomy of his right kidney for this disease, and was a candidate for nephrectomy of his left kidney, was treated with BC-819 between 2008 and 2009. The results showed that no new growths were formed in the renal pelvis, and the treatment did not cause any serious adverse effects.

The safety of BC-819 has been demonstrated through the following results of pre-clinical and clinical studies:

—
No unwanted toxicity was demonstrated in healthy cells and no severe adverse side effects which can be related to the drug were diagnosed, except for one case which was possibly related to BC-819 or to the catheterization procedure.

 In addition, the potential safety is supported by the following considerations:

—
The use of the H19 gene as a marker ensures the selective destruction of cancerous cells without any impact on healthy cells, and the A portion of diphtheria toxin cannot attach to and enter cells in the absence of the B portion of diphtheria toxin, and consequently only acts to destroy the cell in which it is produced.

—	The transfection is consummated with the use of a nonviral transfection agent and takes place in cells undergoing cell division.

—	According to the World Health Organization, the majority of the western world's population is immunized to diphtheria toxin.

•
Phase I/IIa Clinical Trials.   In 2006 – 2007, we conducted a Phase I/IIa, Dose-Escalation, Safety and Proof of Concept Study of BC-819 in Refractory Superficial Bladder Cancer. This study was designed to assess the safety and preliminary efficacy of BC-819 given by intravesical infusions into the bladder of 18 patients with superficial bladder cancer who had failed previous treatment. Escalating doses of 2 mg, 4 mg, 6 mg, 12mg and 20mg of BC-819 were utilized. No severe adverse side effects which can be related to the drug were diagnosed, other than in one case for which the reason was uncertain. This patient was hospitalized following complaint of urination urgency. The patient was released after two days and did not suffer additional adverse side effects during the treatment. We did not discover any dose limiting toxicity. As a result of the Phase I/IIa study, we concluded that the optimal dose to be used in Phase II trials would be 20mg.
At the beginning of the BC-819 treatment of patients in this study, all of the bladder tumors were removed, except for one (the diameter of which was 0.5 cm to 1 cm), which was left as a marker to gauge the influence of the treatment, despite the fact that the standard of care for bladder cancer patients involves removing all tumors. The parameters for examination of the initial efficacy include the reappearance of tumors, elimination or decrease in the size of the marker, and the aggravation of the disease. We examined efficacy in all patients participating in the trial, including patients who did not receive the optimal dose, although no control group was used in the trial as it is not the accepted practice to use a control group in a Phase I trial, whose primary purpose relates to the safety of the drug. Due to the small size of the trial and the absence of a control group, no p-values were calculated. Approximately 72% of the patients presented response to the treatment. The initial estimation of the drug's efficacy indicates that it has the ability to eliminate or decrease the size of tumors, and to prevent the reappearance of new tumors. Approximately 56% of the patients finished the study without new tumors. We detected reappearance of tumors mainly in patients who received doses which were substantially lower than the optimal dose. Intravesical administration of BC-819 resulted in complete ablation of the marker tumor without any new tumors in 4 of the 18 patients for a 22% overall complete response rate. The marker was eliminated, or reduced by at least 50%, in approximately 44% of the patients in the study. We detected only one patient with aggravation of the disease, meaning aggravation of the stage or the appearance of high grade tumors. Based on these positive results, we filed an investigational new drug (IND) application with the FDA for the performance of a Phase IIb clinical trial with patients suffering from superficial bladder cancer who had failed previous treatment. The application was approved on January 2008, and we immediately began recruiting patients. The purpose of this trial is to measure the efficacy and safety of BC-819 at a dose of 20mg, as tested in the previous Phase I/IIa clinical trial. The trial is being conducted in a U.S.-based medical center in Arizona by BCG Oncology, PC and at seven medical centers in Israel. This two-stage trial includes 33 patients, divided into groups of 18 and 15. Each participant will receive six weekly treatments of BC-819. Patients responding to the treatment will be offered nine additional maintenance treatments. Results of the trial are expected to be released when enough patients have been treated. The tough FDA inclusion criteria have made patient recruitment a more difficult and time-consuming issue than was initially expected. Notwithstanding the foregoing, as clinical studies are currently ongoing, we are expected to continue gathering safety and efficacy data on larger subject populations. Subsequent studies, and additional data which we expect to obtain from additional research and development activities may not corroborate previous findings with respect to safety and efficacy, which were obtained during the studies previously conducted. The FDA alone will determine whether our BC-819 product is both safe and effective for commercial use in the United States after substantial additional clinical studies.

•
Future Research Plan.  On March 6, 2008, we filed with the FDA a pre-IND application regarding future potential Phase I/IIa clinical trials for testing BC-819 for the treatment of pancreatic, ovarian and liver cancer. The purpose of the trials, as presented to the FDA, is to examine the safety and preliminary efficacy of BC-819, in a series of increased doses and various indications. At the Pre-IND meeting in April 2008, the proposed clinical trial protocols were approved, the proposed pre-clinical protocol design (animal species and mode of administration) was accepted but further toxicology studies were requested (more pharmacokinetics and histopathology studies), which studies have been successfully completed recently. On January 8, 2009, we were entitled to commence a Phase I/IIa clinical trial for treatment of pancreatic cancer, as the FDA has not contacted us regarding potential concerns or objections to our IND application within 30 days of its submission. On July 21, 2009 we received the approval of the Israeli Ministry of Health to commence the Phase I/IIa clinical trial for treatment of pancreatic cancer. We commenced such trial in Israel in August 2009. We entered into a partnership with the Virginia Bioscience Commercialization Center to perform a Phase I/IIa clinical trial for the use of BC-819 as a treatment for pancreatic cancer. The clinical trial will be performed at the University of Maryland, Baltimore and will, subject to the execution of a collaboration agreement between the parties, be partly funded by a $950,000 grant from the Israel-US Binational Industrial Research and Development Fund. On January 12, 2009, we were entitled to commence Phase I/IIa clinical trials for treatment of ovarian cancer as the FDA has not contacted us regarding potential concerns or objections to our IND application within 30 days of its submission. We commenced the trial and began screening and treating patients in Israel in May 2009 and the United States in June 2009.

The following chart illustrates the stages to which each of our potential therapies has been developed, reflecting the relative development status of each of our potential therapies (but does not represent the relative amounts invested by us in each initiative):

Competition for Our Prospective Therapeutic Products

Our principal competitors in the field of researching and developing drugs for the treatment of cancer types including superficial bladder carcinoma, pancreatic cancer and ovarian cancer, include biotechnology and multinational pharmaceutical companies. We also compete with research and academic institutions around the world in the race to discover genes, techniques and other patentable assets central to the research and development of drugs for the treatment of such diseases. To the best of our knowledge, there are a number of treatment methods for treating these cancer types that would compete with any drug that we may develop and commercialize, including our prospective drug BC-819, which include:

•
Surgery.   Surgery is the most common treatment method for invasive cancerous growths related to bladder cancer. Transurethral resection is the surgical method that is most often utilized for the removal of superficial bladder cancer tumors.

For patients with pancreatic cancer, surgery offers the only known possibility of cure, but even this is effective in only a small number of patients (10 – 20%). Even when resection is possible, the median survival times of 13 – 25 months and five-year survival rates of 10 – 20% have been reported. Prognosis is poor because of a high rate of local recurrence and metastases despite resection.

Initial surgery is almost always necessary in the management of suspected ovarian cancer. A total abdominal hysterectomy and bilateral salpingo-oophorectomyare typically performed.

•	Radiation Therapy. Radiation therapy involves the use of X-rays to destroy cancerous cells.

•
Chemotherapy.   Chemotherapy uses special anti-cancer drugs that destroy cancerous cells. For bladder cancer patients, chemotherapy is administered directly into the bladder using a catheter for patients who are in the early stages of superficial bladder carcinoma. Chemotherapy is otherwise administered intravenously when superficial bladder carcinoma has become invasive.

To the best of our knowledge, some of the more commonly prescribed drugs used in intravesical chemotherapy are: Mitomycin-C, which has not been approved by the FDA for the treatment of bladder cancer and is marketed by the Bristol-Myers Squibb Company and Supergene; Epirubicin, which is marketed by Pfizer, Inc.; and Doxorubicin, which is marketed by Ortho Biotech, Thiotepa (marketed by Bedford Laboratories) and Valrubicin (supplied by SYNCHEM OHG), which are approved by the FDA for the treatment of superficial TCC. To the best of our knowledge, some of the more commonly prescribed drugs used in intravenous chemotherapy are Taxol, Carboplatin, Cisplatin and Gemcitabine.

The chemotherapy treatment plan in pancreatic cancer includes the downstaging of the tumor by shrinking the tumor volume to the extent that vascular involvement is lessened and resection is then rendered possible. Recently, many investigators have reported the utility of chemotherapy using gemcitabine, in which early studies showed that patients experienced an improvement in disease-related symptoms. However, the median survival time of 5.65 months and the 12-month survival rate of 18% for gemcitabine-treated patients is considered by most experts to be disappointing. The combination of gemcitabine and irradiation cause both acute and late toxicity of the gastrointestinal tract.

The majority of patients with epithelial ovarian cancer will require chemotherapy following the operation in an attempt to eradicate residual disease. Platinum-based adjuvant treatment, or immune system stimulator, can reduce the risk of relapse in patients with early-stage ovarian cancer, resulting in disease-free survival of approximately 80% of patients. Intravenous administration of taxane- and platinum- based chemotherapy is the current standard of postoperative care for patients with advanced ovarian cancer. Platinum analogues, such as carboplatin and cisplatin, are the most active agents in this disease. In contrast, taxanes such as paclitaxel and docetaxel exert their cytotoxic effects through a unique mechanism of action involving binding to and stabilization of the tubulin polymer. Despite the improved median overall survival in patients with regimens such as paclitaxel and carboplatin, relapse still occurs in the majority of those with advanced disease, and only 10 to 30% of such patients have long-term survival.

•
Immunotherapy.   Immunotherapy is a method that employs a patient’s immune system to fight cancerous cells. Although the precise biological mechanism of activation is unknown, the administration of Bacille Calmette Guerin (BCG) is used to treat a number of superficial bladder cancer types because BCG is believed to stimulate a patient’s immune system to thwart the growth of cancerous cells.

•
Interferon.   Interferons are human proteins that are introduced into the human body in order to stimulate the host’s immune system to thwart the growth of cancerous cells. Although the precise biological mechanism of activation is unknown, it is believed that interferons impede or suspend the growth of cancerous cells, compromise the ability of cancerous cells to defend against the host’s immune system and strengthen the host’s immune system. Interferons have been administered in combination with BCG. The University of Iowa has conducted Phase III clinical trials to examine the relative effectiveness of the interferon/BCG combined therapy as compared to each of the stand alone treatments.

In addition to the foregoing, we are aware of several new treatment methods for superficial bladder carcinoma have been approved for marketing including photodynamic treatment, which kills cancerous cells using laser, and synergo technology, which combines hypothermia with chemotherapeutical substances, but has not been approved by the FDA. We are also aware of several drugs for the treatment of bladder cancer in phase III development, including: (i) Urocidin, Mycobacterial Cell Wall-DNA Complex (MCC) developed by Bioniche Life Sciences Inc., and (iii) EOquin (Apaziquone), a bio-reductive pro-drug that form cytotoxic alkylating agent, developed by Spectrum Pharmaceuticals.

We are also aware of several drugs for the treatment of ovarian cancer in various stages of development, including: (i) Avastin, recombinant humanized monoclonal antibody that targets vascular endothelial growth factor (VEGF), developed by Genentech; (ii) Tarceva, small molecule human epidermal growth factor type 1 or epidermal growth factor receptor (HER1/EGFR) inhibitor, developed by Roche Holdings Ltd; and (iii) epothilone B, a cytotoxic, novel tubulin polymerizing compound known as an epothilone which inhibits cancer cells with a similar mechanism as paclitaxel, developed by Novartis.

We are likewise aware of several drugs for the treatment of liver cancer that are in stages of development, including: (i) Larotaxel, a cytotoxic agent that is active in cell lines resistant to chemotherapy, developed by Sanofi-Aventis; (ii) combination therapies such as, Avastin with Tarceva and Chemotherapy tested by Roche Holdings Ltd; and (iii) triacetyluridine, a prodrug of the nucleoside uridine which acts by inhibiting RNA and DNA synthesis, developed by Wellstat Therapeutics Corporation.

The results of our Phase I/IIa bladder carcinoma clinical study showed that the safety profile of BC-819 is excellent. The incidence and severity of adverse events in this small study population were lower than published results for BCG and chemotherapy. For instance in a typical Phase III study of BCG and epirubicin (de Reijke et al. 2005), adverse events included hematuria in 41% and 28% of patients treated with BCG or epirubicin, respectively, while only 11% of patients treated with BC-819 suffered hematuria. Severe dysuria was reported in 26% and 10% of patients treated with BCG and epirubicin, respectively, whereas there were no cases of severe dysuria reported for BC-819. No local reactions caused cessation of treatment with BC-819, whereas 26% and 9% of patients treated with BCG and epirubicin, respectively, had to have treatment stopped due to local toxicities. Using a plasmid with an expression cassette of the diphtheria toxin, no immune response will be encountered as happens when using an adenovirus; moreover, people born in Western countries are routinely immunized against this toxin. Further, our treatments are not affected by multi-drug resistance effects, a major problem in chemotherapy. Notwithstanding the foregoing, the FDA alone will determine whether our BC-819 product is both safe and effective for commercial use in the United States after substantial additional clinical studies.

Expenditures on Research and Development

From the time of our inception on July 26, 2004 through December 31, 2009, we invested approximately $11,269,000 in our research and development activities. We have funded our research and development expenses from our own resources and from various non-diluting grants, including grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS).

Our aggregate research and development budgetary expenditures for our first year of OCS funding (July 2005 to June 2006) were NIS 2,734,000 (approximately $850,000), of which NIS 1,225,000 (approximately $380,000) was funded by the OCS. Our aggregate research and development budgetary expenditures for the second year (August 2006 to July 2007) and third year (August 2007 to July 2008) were NIS 4,127,000 (approximately $1,280,000) and NIS 5,473,000 (approximately $1,700,000), respectively. In the second and third years, the OCS funded 60% of the approved research and development expenditures paid in Israel and 30% of the research and development costs paid to sub-contractors and consultants outside Israel. During July 2009, the OCS approved a fourth year of funding, in an aggregate amount of NIS 2,815,000 (approximately $718,000).

According to the Israeli Regulations for the Promotion of Research and Development in Industry 1996, we must pay the OCS royalties at a rate between 3% and 5% of revenue from sales of the product developed with the aid of the OCS, up to repayment of the full amount of the obligation, which is linked to the U.S. Dollar and bears annual interest at LIBOR rates. As of the date of this report, we have not began repayments, as we have not yet generated sales.

In December 2007, the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) approved a grant in the amount of $950,000 for our collaboration with the Virginia Bioscience Commercialization Center. The grant will partially fund our Phase I/IIa clinical trial for the use of BC-819 as a treatment for pancreatic cancer, which will be conducted at the University of Maryland, Baltimore.

Under the terms of the grant agreement between BIRD, the Virginia Bioscience Commercialization Center and us, we will have to repay the grant within twelve months of the successful completion of the project. We are entitled to extend the repayment period to 2 years in return for total repayment of 113% of the grant amount, to 3 years in return for total repayment of 125%, to 4 years in return for total repayment of 138%, or to 5 years or more in return for total repayment of 150% of the grant amount.

In March 2009, the OCS approved a grant for us to perform a Phase I/IIa clinical trial of BC-819 for ovarian cancer. The OCS will fund up to 60% of NIS 1,700,000 (approximately $447,000) in local expenses and up to 30% of NIS 1,800,000 (approximately $484,000) in foreign expenses. In July 2009, the OCS approved a grant for us to perform a Phase IIb clinical trial of BC-819 for bladder cancer. The OCS will fund up to 60% of NIS 1,900,000 (approximately $500,000) in local expenses and up to 30% of NIS 700,000 (approximately $179,000) in foreign expenses.

Intellectual Property

As of the date of this report, our patent portfolio includes 55 patent applications in seven families in various stages of examination, 25 of which have been granted in the United States, Europe, Israel, China, Australia, South Korea, Russia, Singapore, Mexico, Canada and the Czech Republic. All of our patents and patent applications were licensed to us from Yissum and are subject to the Yissum license agreement. The table below details which patent groups are related to which of our product candidates.

Patent Group	Product	Expiration Dates
USE OF THE H19 GENE AS A TUMOR MARKER	BC-819	Between 03/07/2014 and 03/06/2015
METHODS AND COMPOSITIONS FOR INDUCING TUMOR-SPECIFIC CYTOTOXICITY	BC-819 BC-821	Between 10/03/2017 and 10/04/2018

NUCLEIC ACID AGENTS FOR DOWN REGULATING H19, AND METHODS OF USING SAME	BC-822	—
NUCLEIC ACID CONSTRUCTS, PHARMACEUTICAL COMPOSITIONS AND METHODS OF USING SAME FOR TREATING CANCER	BC-820	—
NUCLEIC ACID CONSTRUCTS AND METHODS FOR SPECIFIC SILENCING OF H19	BC-822	—
H19 SILENCING NUCLEIC ACID AGENTS FOR TREATING RHEUMATOID ARTHRITIS (siRNA + RA)	BC-822	—

CONSTARCTS CONTAINING MULTIPLE DIPHTHERIA TOXIN EXPRESSION CASSETTES	BC-821	—

Pursuant to an exclusive license agreement with Yissum, which is described in more detail below, we have an exclusive, worldwide license for the development, use, manufacturing and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with the H19 gene. All of our patents and patent applications were licensed to us from Yissum and are subject to the Yissum license agreement.

Suppliers of Raw Materials

For purposes of the translational research conducted by us, we use a variety of biological technologies and methods. The technology used in the process of detecting target proteins is siRNA technology, which is protected by many patents. We purchase siRNA molecules from suppliers that have licenses to sell these molecules strictly for research purposes in order to conduct our research operations. We may be required to enter into license agreements with one or more of the holders of patents relating to siRNA technology to the extent that we begin to use siRNA technology for the purpose of drug development. We also purchase chemical substances, synthesis and other services from various suppliers, as necessary. See “Our Business —  Material Operating Agreements”.

Government Regulation

Our operations are subject to many governmental regulations. In the event that we complete Phase III clinical trials and are in a position to manufacture and market our prospective therapeutic products, the marketing of our prospective therapeutic products would be conditioned upon obtaining the consent of health authorities in each of the countries in which our prospective therapeutic products would be marketed, including the FDA and the European Agency for the Evaluation of Medicinal Products. In order to market our products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in countries outside of the United States might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed below regarding FDA approval as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.

United States Food and Drug Administration.   We must obtain the approval of the FDA to market any drugs that we may develop in the United States, as well as adhere to other U.S. and state regulations. If we seek to market new drugs, we will be required to file a new drug application and obtain FDA approval. FDA regulations govern the following activities that we may perform, or that we may have performed on our behalf, to ensure that any drugs that we may develop are safe and effective for their intended uses:

•	pre-clinical (animal) testing including toxicology studies;
•	submission of an investigational new drug application (IND);
•	human testing in clinical trials, Phases I, II and III;
•	recordkeeping and retention;
•	pre-marketing review through submission of a new drug application (NDA);
•	drug labeling and manufacturing, the latter of which must comply with current good manufacturing practice regulations;
•	drug marketing, sales and distribution; and
•	post-marketing study commitments (Phase IV), post-marketing surveillance, complaint handling, reporting of deaths or serious injuries and repair or recall of drugs.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	disqualification of clinical investigator and/or sponsor from current and future studies;
•	clinical hold on clinical trials;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusal to approve an NDA;
•	post-marketing withdrawal of approval; and
•	criminal prosecution.

The FDA’s Pre-clinical and IND Requirements.   The first step to obtaining FDA approval of a new drug involves development, purification and pre-clinical testing of a pharmaceutically active agent in laboratory animals. Once sufficient pre-clinical data has been collected to demonstrate that the drug is reasonably safe for initial use in humans, an IND can be prepared and submitted to the FDA for review. In the IND review process, FDA physicians and scientists evaluate the proposed clinical trial protocol, chemistry and manufacturing control, pharmacologic mechanisms of action of the drug and toxicologic effects of the drug in animals and in vitro. Within 30 days of the IND’s submission, the drug review division of the FDA may contact us regarding potential concerns and, if necessary, implement a clinical hold until certain issues are resolved satisfactorily. If it does not take any action, we may proceed with clinical trials on the 31st day.

Clinical Trials.   Clinical trials represent the ultimate pre-market testing ground for unapproved drugs, generally taking several years to complete. Before testing can begin, an institutional review board (IRB) must have reviewed and approved the use of human subjects in the clinical trial. During clinical trials, an investigational compound is administered to humans and evaluated for its safety and effectiveness in treating, preventing or diagnosing a specific disease or condition. The clinical trials consist of Phase I, Phase II, and Phase III testing. During clinical trials, the FDA and IRB closely monitor the studies and may suspend or terminate trials at any time for a number of reasons, such as finding that patients are being exposed to an unacceptable health risk. The results of clinical trials comprise the single most important factor in the approval or disapproval of a new drug.

NDA Review.   An NDA, requesting approval to market the drug for one or more indications, may be submitted to the FDA once sufficient data has been gathered through pre-clinical and clinical testing. An NDA includes all animal and human testing data and analyses of the data, as well as information about how the drug behaves in the human body and how it is manufactured. The NDA is reviewed by a team of FDA physicians, chemists, statisticians, microbiologists, pharmacologists and other experts, who evaluate whether the studies submitted show that the drug is safe and effective for its proposed use. The FDA reviewers may request further information from us, consult with outside experts or disagree with our findings or interpretation of the data. Each reviewer prepares a written evaluation, and the reviewing team discusses the evaluations. Accelerated approval may be given to some new drugs for serious and life-threatening illnesses that lack satisfactory treatments. At the end of its review, the FDA may approve the new drug to be marketed or decide that a new drug is “approvable” or “not approvable.” In either of the latter cases, we may meet with FDA officials to discuss and correct deficiencies.

Pervasive and Continuing Regulation in the United States.   After a drug is approved for marketing and enters the marketplace, numerous regulatory requirements continue to apply. These include, but are not limited to:

•
The FDA’s current good manufacturing practice regulations require manufacturers, including third party manufacturers, to follow stringent requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product;

•
Labeling regulations and the FDA prohibitions against the promotion of drug for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits during promotion of the drug;

•	Clearance or approval of product modifications or use of the drug for an indication other than approved in the NDA;
•	Adverse drug experience regulations, which require us to report information on rare, latent or long-term drug effects not identified during pre-market testing;
•	Post-market testing and surveillance requirements, including Phase IV trials, when necessary to protect the public health or to provide additional safety and effectiveness data for the drug; and
•	The FDA’s recall authority, whereby it can ask, or under certain conditions order, drug manufacturers to recall from the market a product that is in violation of governing laws and regulations.

After a drug receives approval, any modification in conditions of use, active ingredient(s), route of administration, dosage form, strength or bioavailability, will require a new clearance or approval. We may be able to submit a 505(b)(2) NDA referring to pre-clinical and certain clinical studies presented in the drug’s original NDA, accompanied by additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed changes. Additional clinical studies may be required for proposed changes.

Fraud and Abuse Laws in the United States.   A variety of U.S. federal and state laws apply to the sale, marketing and promotion of drugs that are paid for, directly or indirectly, by U.S. federal or state healthcare programs such as Medicare and Medicaid. The restrictions imposed by these laws are in addition to those imposed by the FDA, the United States Federal Trade Commission and corresponding state agencies. Some of these laws significantly restrict or prohibit certain types of sales, marketing and promotional activities by drug manufacturers. Violation of these laws may result in significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties and exclusion or debarment from U.S. federal and state healthcare and other programs. Many private health insurance companies also prohibit payment to entities that have been sanctioned, excluded or debarred by U.S. federal agencies.

Anti-Kickback Statutes in the United States.   The U.S. federal anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of a good or service, for which payment may be made in whole or in part under a U.S. federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that, if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under U.S. federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other U.S. federal healthcare programs. In addition, some kickback allegations have been claimed to violate the United States False Claims Act (as discussed below).

The U.S. federal anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG or the U.S. Department of Justice.

Many states have adopted laws similar to the U.S. federal anti-kickback statute. Some of these state prohibitions are broader than the U.S. federal statute, and apply to the referral of patients and recommendations for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Government officials have focused certain enforcement efforts on marketing of healthcare items and services, among other activities, and have brought cases against individuals or entities with sales personnel who allegedly offered unlawful inducements to potential or existing physician customers in an attempt to procure their business.

United States False Claims Act.   The United States False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the U.S. federal government or knowingly making, or causing to be made, a false statement in order to have a false claim paid. The U.S. federal government’s interpretation of the scope of the law has in recent years grown increasingly broad. Most states also have statutes or regulations similar to the United States False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these U.S. federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Several drug manufacturers have been prosecuted under the false claims laws for allegedly providing free drugs to physician customers with the expectation that the physician customers would bill U.S. federal programs for the product. In addition, several recent cases against drug manufacturers have alleged that the manufacturers improperly promoted their products for “off-label” use, outside of the scope of the FDA-approved labeling.

United States Health Insurance Portability and Accountability Act of 1996.   The United States Health Insurance Portability and Accountability Act of 1996, or HIPAA, created a new U.S. federal healthcare fraud statute that prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. Among other things, HIPAA also imposes new criminal penalties for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, along with theft or embezzlement in connection with a healthcare benefits program and willful obstruction of a criminal investigation involving a U.S. federal healthcare offense.

Regulations in Europe.   In Europe, we must obtain authorization from the European Agency for the Evaluation of Medicinal Products, commonly known as the European Medicines Evaluation Agency (EMEA) before marketing medicinal products. Authorization can be obtained through either the (i) “centralized” procedure, with applications made directly to the EMEA leading to the grant of a European marketing authorization by the European Commission, or (ii) “mutual recognition” procedure, in which applications are made to one or more Member States leading to national marketing authorizations mutually recognized by other Member States. If and when we receive marketing authorization, EU law regulates our distribution, classification for supply, labeling and packaging, and advertising of medicinal products for human use. The EU also regulates the manufacture of medicinal products, requiring us to meet the Good Manufacturing Practice requirements set forth in the Quality System regulation (cGMP). EU pharmacovigilance directives and regulations require us to establish post-market surveillance systems that include individual adverse reaction case reports, periodic safety update reports, and company-sponsored post-authorization safety studies. If a medicinal product’s overall risk and benefit profile is found to have changed significantly for any reason, we may be required to vary, withdraw or suspend the use of any such EMEA-approved drug.

Regulations in Israel.   Our operations in Israel also are subject to approval by Israel’s Ministry of Health and the Helsinki Committee. All phases of clinical studies conducted in Israel must be conducted in accordance with the Public Health Regulations (Medical Experiments Involving Human Subjects, 1980, including amendments and addenda thereto) and the International Conference for Harmonization Good Clinical Practice Guidelines. The regulations stipulate that a medical trial on humans will only be approved after the Helsinki Committee at the hospital intending to perform the trial has approved the medical trial and notified the medical director at the hospital in writing. The Helsinki Committee will not approve the performance of the medical trial unless it is fully satisfied that it has advantages to the trial participants and society at large that justify the risk and inconvenience for the participants and that the medical and scientific information justifies the performance of the requested medical trial. The medical director also must be satisfied that the trial is not contrary to the Helsinki Declaration or to other regulations. The Ministry of Health also licenses and inspects pharmaceutical manufacturers, requiring manufacturers to meet internationally recognized cGMP standards.

Under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 and related regulations, which we refer to as the “Research Law”, recipients of grants from the OCS are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals, although the Research Law does enable companies to seek prior approval for conducting certain manufacturing activities outside of Israel without being subject to increased royalties. If we receive approval to manufacture the products developed with government grants outside of Israel, we will be required to pay an increased total amount of royalties to OCS, up to 300% of the grant amounts plus interest, depending on the manufacturing volume that is performed outside of Israel, as well as at a possibly increased royalty rate.

Additionally, under the Research Law, we are prohibited from transferring OCS-financed technologies and related intellectual property rights outside of the State of Israel except under limited circumstances, and only with the approval of the Research Committee of the OCS.

We may not receive the required approvals for any proposed transfer and, if received, we may be required to pay the OCS a portion of the consideration that we receive upon any sale of such technology to a non-Israeli entity. The scope of the support received, the royalties that we have already paid to the OCS, the amount of time that has elapsed between the date on which the know-how was transferred and the date on which the OCS grants were received and the sale price and the form of transaction will be taken into account in order to calculate the amount of the payment to the OCS. Approval of the transfer of technology to non-residents of the State of Israel is required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of know-how and the obligation to pay royalties. No assurances can be made that approval to any such transfer, if requested, will be granted.

In March 2005, an amendment to the Research Law was enacted. One of the main modifications included in the amendment was an authorization of the Research Committee to allow the transfer outside of Israel of know-how derived from an approved program and the related manufacturing rights. In general, the Research Committee may approve transfer of know-how in limited circumstances as follows:

•
in the event of a sale of the know-how itself to a non affiliated third party, provided that upon such sale the owner of the know-how pays to the OCS an amount, in cash, as set forth in the Research Law. In addition, the amendment provides that if the purchaser of the know-how gives the selling Israeli company the right to exploit the know-how by way of an exclusive, irrevocable and unlimited license, the research committee may approve such transfer in special cases without requiring a cash payment.

•
in the event of a sale of the company which is the owner of know-how, pursuant to which the company ceases to be an Israeli company, provided that upon such sale, the owner of the know-how makes a cash payment to the OCS as set forth in the Research Law.

•
in the event of an exchange of know-how such that in exchange for the transfer of know-how outside of Israel, the recipient of the know-how transfers other know-how to the company in Israel in a manner in which the OCS is convinced that the Israeli economy realizes a greater, overall benefit from the exchange of know-how.

Another provision in the amendment concerns the transfer of manufacturing rights. The Research Committee of the OCS may, in special cases, approve the transfer of manufacture or of manufacturing rights of a product developed within the framework of the approved program or which results therefrom, outside of Israel.

The State of Israel does not own intellectual property rights in technology developed with OCS funding and there is no restriction on the export of products manufactured using technology developed with OCS funding. The technology is, however, subject to transfer of technology and manufacturing rights restrictions as described above. OCS approval is not required for the export of any products resulting from the research or development or for the licensing of any technology in the ordinary course of business.

Material Operating Agreements

Exclusive License Agreement with Yissum.   On November 14, 2005, we entered into a license agreement with Yissum, which was subsequently amended on November 22, 2005 and September 11, 2007, pursuant to which Yissum has granted to us an exclusive, worldwide license for the development, use, manufacturing and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with the H19 gene.

Under the terms of the Yissum license, Yissum retains right, title and interest in the products, technologies or other inventions arising out of our research and development of these patents and patent applications, except for intellectual property developed with funding from the OCS, which will be owned by us and transferred to Yissum only upon our dissolution or upon decision by the OCS that it no longer requires us to own the intellectual property developed with its funding. We have the right to grant sub-licenses to third parties in accordance with the terms set forth in the Yissum license.

We have agreed to provide research and development funding to Yissum in connection with the license, which we may terminate upon 90 days prior written notice to Yissum. In such event, we are required to compensate Yissum for all expenses incurred by it prior to the notification date in connection with its research efforts and all additional expenses that Yissum had assumed the obligation to cover prior to the notification date. The research and development funding was initially set for a period of two years with the possibility to extend the term by mutual agreement. We have been extending the funding period on a yearly basis, and it is currently valid until June 2010.

In addition, we have agreed to prepare, register and maintain any patent application or patent that may arise out of our research and development efforts pursuant to our license with Yissum and to bear all expenses of preparation, registration and maintenance. We agreed to keep Yissum informed of filing and prosecutions pursuant to the agreement, including submission of copies of all official actions, relevant correspondence, applications, continuations or like proceedings, and responses thereto. We agreed to consult Yissum regarding any abandonment of the prosecution of patent applications arising out of the license. In the event that we decide not to commence or continue the process of patent registration in a certain country, we must notify Yissum of this decision. Yissum may then individually prepare, register and maintain any such patent. We must inform Yissum of our desire to assume the expenses incurred by Yissum in connection with its patent registration within 90 days from the date in which Yissum notifies us of its decision to prepare, register and maintain such patent. In the event that we decide not to assume these expenses, or in the absence of our reply within the above 90 day period, the exclusive, worldwide license granted to us by Yissum will no longer be applicable in such countries in which we elected not to file or to abandon the filing, prosecution or maintenance of patents pursuant to the license. We undertook to use commercially reasonable efforts at our own expense to protect against third party's infringement of the patents arising out of the license and to advise Yissum upon learning of such infringement. We also undertook to use commercially reasonable efforts at our own expense to defend any action, claim or demand made by any entity in connection with rights in the patents, and to notify Yissum immediately upon learning of any such action or claim.

We have agreed to pay Yissum 5% of all of our “net sales” as royalties and to pay Yissum 10% of the income that we receive from granting sub-licenses to third parties up to revenues of $30,000,000 each year, and 6.5% of all additional income that we receive from granting sub-licenses to third parties.

We are required to indemnify Yissum, the Hebrew University of Jerusalem, their employees, their executive officers, delegates and any other persons acting on their behalf under the license against any liability, including product liability, damages, losses, expenses, fees and reasonable legal expenses arising out of our actions or omissions in performing the Yissum license, including the use, development and manufacturing of patents arising out of it and the granting of sub-licenses thereunder, provided that any such loss was not caused by the intentional misconduct or gross negligence of the indemnitees.

We have agreed to maintain, and to add Yissum as an additional insured party with respect to, product liability insurance as well as an insurance policy with respect to the foregoing indemnification prior to the time when we commence clinical trials and close our first commercial sale. We also have agreed to obtain liability insurance with respect to clinical trials prior to the time when we commence clinical trials.

We have the right to terminate the Yissum license upon three months prior written notice provided that we have paid all amounts owing to Yissum under the license. Yissum has the right to terminate the license in the event that we become bankrupt or insolvent, or if our business is placed in the hands of a receiver, assignee or trustee. In addition, Yissum has the right to terminate the license for any material breach of it by us in the event that we fail to remedy such material breach within 90 days of Yissum’s notice of our material breach and its intent to terminate, provided that the material breach is curable within ninety days. In the event that the material breach cannot be remedied within ninety days, Yissum may not terminate the license if we take reasonable commercial action to cure such breach as promptly as practicable. The Israeli Contract Law (Remedies for Breach of Contract) — 1970, defines the term “material breach” as a breach, with regards to which, it may be assumed that a reasonable person would not have entered into the specific agreement had that person foreseen the breach and the outcome thereof, or a breach which is specifically defined as material in the agreement. Acts which may constitute a material breach of the license agreement by us may include, for example: the granting of sublicenses not in compliance with the provisions of the license agreement, a breach of our obligations to pay royalties and provide the necessary reports with respect thereto, a breach of our obligation to develop and commercialize the licensed technology including our obligation to fund certain research and development activities, a breach of our obligations to conduct patent prosecution and maintenance, and a breach of our obligations not to disclose or misuse certain confidential information of Yissum. The termination of the license also entails termination of all licenses granted thereunder. Any termination of the license shall not terminate any of our obligations, including our obligation to pay royalties that matured prior to the effective date of termination.

We may assign the Yissum license only in connection with the sale of all or substantially all of our assets. Otherwise, we must receive the prior written consent of Yissum to assign the license which consent shall not be unreasonably withheld.

Each license granted to us under the Yissum agreement expires upon the expiration of the underlying patent, or, if no patent has been registered, then after nine years from the date of the first commercial sale of the product of such license, provided that we may extend the license for an additional one year period in any such circumstance by continuing to pay royalties for such license.

Polyplus-transfection SA.   Polyplus-transfection SA is currently our sole supplier of the component polyethylenimine (PEI) which is used to enhance our prospective drug BC-819’s ability to penetrate cancerous cells in the bladder. Polyplus-transfection SA has agreed to comply with the Good Manufacturing Practice requirements set forth in the Quality System Regulation in manufacturing PEI for us.

Supply Agreement with Althea Technologies Inc.   In January 2007, BioCancell Therapeutics Israel Ltd. entered into a continuous production agreement with Althea Technologies Inc., an American manufacturer for the production of our plasmids. To date, the manufacturer has executed three production campaigns of BC-819, one for the production of non-GMP material, the second for GMP material that is used for the Phase IIb clinical study for treatment of superficial bladder cancer, and the third for the production of GMP material for Phase I/IIa clinical trials of BC-819 in the treatment of ovarian and pancreatic cancer. All campaigns were successful, resulting with sufficient material, all of it within the specifications.

Supply Agreement with VGXI USA.   In September 2008, BioCancell Therapeutics Israel Ltd. entered into a continuous production agreement with VGXI USA (“VGXI”), a business entity registered in the state of Texas, a DBA of VGX International Inc. of Korea. Pursuant to the agreement, we may purchase from, and have plasmids produced by VGXI under cGMP conditions. We have no commitment to purchase any minimum quantity of plasmids nor shall VGXI have any commitment to produce and sell any minimum quantity of plasmids. We shall become obligated to purchase, and VGX shall be obligated to produce plasmids only upon execution and delivery of a purchase order for such plasmids.

Agreements for the Performance of Clinical Trials.   Between November 2007 and October 2009, we entered into agreements with the Wolfson Medical Center, Meir Medical Center, Hillel Yaffeh Medical Center, Sheba Medical Center, Assaf Harofe Medical Center, Hadassah Hospital, Bnai Zion Medical Center and BCG Oncology PC, pursuant to which Phase II clinical trials will be administered by each for the purposes of assessing the efficacy and safety of our prospective drug BC-819 on patients suffering from superficial bladder carcinoma. Between April 2009 and October 2009, we entered into agreements with the Wolfson Medical Center, Meir Medical Center, Hadassah Hospital, University of Pennsylvania Medical Center and Massey Cancer Center of Virginia Commonwealth University, pursuant to which Phase I/IIa clinical trials will be administered by each for the purposes of assessing the safety and efficacy of our prospective drug BC-819 on patients suffering from ovarian cancer. Between May 2009 and November 2009, we entered into agreements with the Hadassah Hospital, Sheba Medical Center,Meir Medical Center and University of Maryland, Baltimore, pursuant to which Phase I/IIa clinical trials will be administered by each for the purposes of assessing the safety and efficacy of our prospective drug BC-819 on patients suffering from pancreatic cancer. Each of these agreements was approved by the appropriate hospital authority.

Pursuant to the terms of each of these agreements, we will provide funding for the clinical trials and the hospitals will provide us with the medical personnel required by the trials, including researchers and facilities, and will supervise the trials in order to verify the trials’ compliance with trial protocols, the directives of the regulatory authorities, the terms and conditions set forth by the Helsinki Committee or applicable institutional review board for the performance of the trials and any other relevant law and regulatory directives. We have agreed to compensate each of the hospitals based upon numerical factors including the number of participants in the trials and the number of patient visits.

Each of the hospitals have ceded to us all right, title and interest in any and all intellectual property rights of any kind that may be created or developed from the trials.

We have agreed to indemnify each of the hospitals and their medical personnel who participate in the trials against any loss or damage arising out of the trials, as long as the trials are administered in accordance with the terms set forth in such hospitals’ agreement with us, and as long as such loss or damage was not caused by the negligence of the indemnitees.

Employees and Advisory Board

As of the date of this report, we have 16 employees (14 full-time and 2 part-time) who are employed by us and our wholly owned subsidiary, BioCancell Therapeutics Israel Ltd. Ten of these employees conduct clinical development or research and development for us; the other six are managers or administrators. The majority of our research and development work is conducted by Professor Hochberg’s laboratory team at the Hebrew University of Jerusalem. The team members are qualified in the natural sciences and in medicine: four of these members have doctorates in the natural sciences and one specializes in pathology.

Our Scientific Advisory Board includes world-renowned experts in the field of cancer therapy including Professor Mark L. Tykocinski, who was President of the American Society for Investigative Pathology and is currently President of the Association of Pathology Chairs, Professor Aaron Ciechanover, who was awarded the Nobel Prize in Chemistry in 2004, Professor Roger D. Kornberg, who was awarded the Nobel Prize in Chemistry in 2006, Professor Hermona Soreq, Dean of the Faculty of Mathematics and Science at the Hebrew University of Jerusalem, Professor Yechezkel Barenholz, a professor of Biochemistry at the Hebrew University-Hadassah Medical School, and Professor Yaakov Naparstek, Chairman of Medicine at Hadassah Hospital. The members of our Scientific Advisory Board provide us with general and strategic consultation and development services and assistance with respect to our research and development activities. As compensation for their work, the members of our Scientific Advisory Board receive an advisor’s fee of $1,000 for each meeting of the Scientific Advisory Board in which they participate, plus expenses. In addition, our Board of Directors has committed to grant to each member of the Scientific Advisory Board options to purchase 30,000 shares of our common stock pursuant to our 2007 Stock Option Plan. No member of our Scientific Advisory Board is an officer, employee or director of either BioCancell Therapeutics Inc. or BioCancell Therapeutics Israel Ltd.

All of our current employees have signed personal employment agreements for monthly salaries. Under these employment agreements, our employees have promised to cede to us all right, title and interest to any and all intellectual property created during their course of employment to us and they have undertaken not to make use of it, and not to compete with us for a period of 12 months after termination of their employment with us.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

Item 2. Properties

Our offices are located at Har Hotzvim, Jerusalem, in buildings in which we lease a total space of 213 square meters for a term expiring in September 2010. Our annual rent under the lease is approximately $48,000 plus VAT. Most of our research and development activities are conducted in the research laboratories of the Hebrew University of Jerusalem.

Item 3. Legal Proceedings

We are not currently a party to any legal proceeding.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Common Stock and our Series 2 Warrants are not listed for trading on any US market, but are listed for trading on the Tel Aviv Stock Exchange (TASE). On August 18, 2008, 1,814,081 of our outstanding Series 1 Warrants were converted into shares of our Common Stock and all warrants that remained unexercised as of the close of business of such date expired and were delisted from the TASE. The information below refers to shares of our Common Stock and our Series 2 Warrants that are currently traded on the TASE under the symbols “BICL” and “BICL.W2”, respectively. Prior to delisting, our Series 1 Warrants traded on the TASE under the symbol “BICL.W1”. Public trading of our shares of Common Stock, Series 1 Warrants and Series 2 Warrants commenced on August 17, 2006. We have never declared any dividends on any of these securities.

The following tables set forth, for the periods indicated, the range of high and low per share sale prices for our Common Stock and our Series 2 Warrants as reported on the TASE.

Common Stock

	2008
	High		Low
First quarter	NIS	391.7	NIS	260.0
Second quarter	NIS	295.0	NIS	188.8
Third quarter	NIS	208.1	NIS	127.0
Fourth quarter	NIS	121.6	NIS	37.7

	2009
	High		Low
First quarter	NIS	164.9	NIS	40.3
Second quarter	NIS	390.0	NIS	156.5
Third quarter	NIS	355.5	NIS	255.5
Fourth quarter	NIS	340.2	NIS	207.9

Series 2 Warrants

	2008
	High		Low
First quarter	NIS	90.0	NIS	59.2
Second quarter	NIS	72.0	NIS	18.5
Third quarter	NIS	37.9	NIS	17.5
Fourth quarter	NIS	28.0	NIS	1.4

	2009
	High		Low
First quarter	NIS	34.7	NIS	1.7
Second quarter	NIS	51.7	NIS	10.7
Third quarter	NIS	61.3	NIS	42.0
Fourth quarter	NIS	56.2	NIS	31.0

Holders of Securities
As of December 31, 2009, we had 7 stockholders of record, and two holders of record for our Series 2 Warrants.

Dividends
Holders of our common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. We have never declared any dividends on any of our securities, and do not intend to do so in the foreseeable future.

Equity Compensation Plans

The following table sets forth information as of the date of this report regarding our equity compensation plans, our 2004 Stock Option Plan and our 2007 Stock Option Plan, under which we grant securities exercisable for shares of our common stock to employees, directors and consultants of our company and employees, directors and consultants of our present and future subsidiaries.

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares in Column A)
Equity Compensation Plans approved by securityholders	525,489	$0.18	0
Equity Compensation Plans not approved by securityholders	1,661,500	$0.61	338,500
Total	2,186,989	$0.51	338,500

Use of Proceeds from Registered Securities

On June 22, 2009 (the “Effective Date”), our Registration Statement on Form S-1 (File No. 333-156252) (the “Registration Statement”), covering the resale of up to 1,872,780 shares of common stock (the “Offering”) by selling security holders, was declared effective under the Securities Act of 1933. The Offering has not yet terminated.

The Company does not receive any proceeds from the sale of shares covered by the Offering.  The Company did not incur any expenses in connection with the Offering from Effective Date through December 31, 2009.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes to the consolidated financial statements and the other consolidated financial information included elsewhere in this prospectus. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under elsewhere in this Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10-K.

Overview
We were incorporated in the United States under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004. We filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange, or TASE, and, since August 17, 2006, our securities have been publicly traded in Israel on the TASE. For TASE purposes, we file Hebrew financial statements in New Israeli Shekels in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board. On June 22, 2009, our registration statement with the U.S. Securities and Exchange Commission was deemed effective. For our filings in the United States, we prepare the English financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

We and our wholly owned subsidiary in Israel, BioCancell Therapeutics Israel Ltd., focus our activities on the research and development of drugs for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer. The leading drug developed by us has been tested for a number of cancer types in pre-clinical lab animal trials, compassionate use human trials and a Phase I/IIa clinical trial. We are now performing an advanced Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial in pancreatic cancer and a Phase I/IIa clinical trial in ovarian cancer. Additionally, we are presently evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

We are a development stage company. Therefore, there is no certainty regarding our ability to complete the development of any of our products, receive regulatory permits and succeed in our marketing efforts. Our operations since inception have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical and clinical testing of our product candidates, exploring marketing channels and recruiting personnel.

From our inception, we have raised a cumulative amount of $13,768,000 including the exercising of options by employees, directors and consultants. During 2005 and the first half of 2006, we raised in private placements an amount of $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the Tel Aviv Stock Exchange or TASE. On May 15, 2008 we executed a private placement to Clal Biotechnology Industries Ltd. (“CBI”) from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd. and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., institutional investors (the “Investors”), whereby 3 investors received an aggregate amount of  1,222,780 shares of common stock (at a price of about $0.60 per share) (the “Common Shares”), non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of 5,058,002 common shares at a conversion price of about $0.72 per share and 3 non-registered warrants (the “Warrants”) to purchase an aggregate of up to 6,280,783 shares of common stock at a price of about $0.72 per share exercisable for 5 years. The aggregate gross proceeds from the private placements were $3,650,000 (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock. Between March 10 and March 11, 2010, we received an aggregate investment in the amount of NIS 10,590,000 from a private placement with investors (the “2010 Investors”), whereby the investors will receive an aggregate amount of 3,590,000 shares of common stock at a price of NIS 2.95 per share (approximately $0.78 per share) (the “Common Shares”) and non-registered warrants (the “Warrants”) to purchase 3,590,000 shares of common stock at a price of NIS 10,590,000 (approximately $1.12 per share) exercisable immediately upon their issuance with a life of 4 years. This represents an investment of approximately 17.97% of our common stock after the investment (approximately 17.92% on a fully-diluted basis). The private placement was approved by the Board of Directors on February 25, 2010.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through December 31, 2009, aggregated $17,130,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe that together with the investment received on March 10 and March 11, 2010, we have sufficient cash to meet our planned operating needs for the next six months, based on our current cash levels.

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

Our research and development activities are carried out by our Israeli subsidiary primarily through a laboratory research team in the Hebrew University of Jerusalem. The laboratory is managed by our Chief Scientist. All of our assets are presently situated in Israel.

Costs and Expenses

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are currently running three main research and development projects: clinical trials for each of bladder, ovarian and pancreatic cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials, and the required granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, we expect to receive final FDA approval and commence sales in 2014– 2015. On account of anticipated FDA fast-track development for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2014, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

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

Stock-Based Compensation
New employees typically receive stock option awards. We also grant additional stock option awards to existing employees and directors, usually once a year. The Company records stock-based compensation as an expense in the statement of operations based on the fair value of the award over the life of the award. Fair value is determined using the Black-Scholes-Merton option pricing model. We have accounted for stock-based compensation in this manner from our inception.

Non-operating expenses (income), net
Non-operating expenses (income), net consists primarily of interest income, net which primarily consists of interest income earned on cash and cash equivalent, interest on convertible notes and discount amortization, fair value adjustments of our warrants and foreign currency exchange gains and losses.

Income Tax Expense
We account for income taxes in accordance under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. ASC subtopic 740-10 (previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) and Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48)) clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of ASC subtopic 740-10 on January 1, 2007 with no material impact. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Results of Operation

Years Ended December 31, 2009 and 2008 and the Development Stage Period (cumulative from inception to December 31, 2009)
Research and Development Expenses

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Cumulative From Inception to December 31, 2009
	U.S. Dollars in Thousands

Research and Development Expenses, Net	$2,013	$2,694	$9,252

Research and development expenses, net decreased by $681 thousand, or 25.3%, to $2,013,000 for the year ended December 31, 2009 from $2,694,000 for the year ended December 31, 2008. Research and development expenses decreased due to less than anticipated clinical trials expenses in bladder and pancreatic cancer due to slower than anticipated enrollment of patients, reduced pre-clinical compensation and patent expenses and increased OCS, BIRD Foundation and other grants, which were offset by increased clinical trial expenses in ovarian cancer. Research and development expenses for the period ending December 31, 2009 amounted to approximately $2,617,000, comprised mainly of compensation to personnel of $986,000 as compared to $1,271,000, due to the reduction in personnel headcount, and clinical trial expenses of $1,334,000 as compared to $1,482,000 as of December 31, 2009 and 2008, respectively. It is anticipated that our level research and development expenses will remain relatively the same as our clinical trials move forward, dependent upon the enrollment of patients and the availability of funding.

Research and development expenses increased by approximately $4 thousand, or less than 1%, to $2,694,000 for the year ended December 31, 2008 from $2,690,000 for the year ended December 31, 2007. Research and development expenses increased due to the clinical trials in ovarian and pancreatic cancer, which were offset by reduced expenses as a result of the successful completion of our Phase I/IIa bladder cancer trial ($25,000 in 2008, as compared to $328,000 in 2007) and the slower than anticipated recruitment of patients in our Phase IIb bladder cancer trial. Although we received smaller grants by the OCS ($283,000 in 2008, as compared to $709,000 in 2007), this was partially offset by a grant of $178,000 from the BIRD Foundation. Research and development expenses for the period ending December 31, 2008 amounted to approximately $3,155,000, comprised mainly of compensation to personnel of $1,271,000 as compared to $946,000 due to the employment of additional personnel and clinical trial expenses of $1,484,000 as compared to $2,236,000 as of December 31, 2008 and 2007, respectively.

The following table summarizes information about our research and development expenses:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Cumulative From Inception to December 31, 2009
	U.S. Dollars in Thousands

Clinical Trials:
Bladder Phase I/IIa cancer	$—	$25	$897
Bladder Phase II cancer	208	404	2,441
Pancreatic cancer	165	287	456
Ovarian cancer	961	763	1,727
Liver cancer	—	3	20
Clinical trial Compensation	434	399	1,169
General expenses	23	15	59

Pre-clinical expenses:
Compensation	552	872	3,545
Material	40	133	267
Patents	107	141	373
Depreciation	41	48	118
General expenses	86	65	197
	2,617	3,155	11,269
Chief Scientist, BIRD Foundation and other grants	(604)	(461)	(2,017)
Total Research and Development Expenses, Net	$2,013	$2,694	$9,252

General and Administrative Expenses

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Cumulative From Inception to December 31, 2009
	U.S. Dollars in Thousands

General and Administrative Expenses	$1,457	$1,913	$6,293

General and administrative expenses decreased by $456,000, or 23.8%, to $1,457,000 for the year ended December 31, 2009 from $1,913,000 for the year ended December 31, 2008. General and administrative expenses were lower in 2009 than in 2008 due primarily to decreased professional fees (legal, accounting and consulting fees) in regard to our private placement transactions and the filing of an initial S-1 registration incurred in 2008. The main components of general and administrative expense were compensation costs of $715,000 as compared to $712,000, professional services of $385,000 as compared to $693,000 and consulting fees of $66,000 as compared to $224,000 for the periods ending December 31, 2009 and 2008, respectively. The decrease in consulting fees is due to our increased internal strategic partnering activities in lieu of external consulting services. In 2009, the expenses related to our anticipated fundraising were recorded as a deferred stock issuance cost in the balance sheet, as we expect to receive proceeds as part of this registration statement. It is anticipated that our level general and administrative expenses will remain relatively the same.

General and administrative expenses increased $642,000, or 51%, to $1,913,000 for the year ended December 31, 2008 from $1,271,000 for the year ended December 31, 2007. General and administrative expenses were higher in 2008 than in 2007 due primarily to increased professional fees (primarily legal and accounting) incurred in 2008 in regard to our private placement transactions and the filing of an S-1 registration. The main components of general and administrative expense were compensation costs of $712,000 as compared to $635,000, professional services of $693,000 as compared to $270,000 and consulting fees of $224,000 as compared to $152,000 for the periods ending December 31, 2008 and 2007, respectively. The increase was in consulting fees is due to our increased strategic partnering consultant activities.

The following table summarizes information about our general and administrative expenses:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Cumulative From Inception to December 31, 2009
	U.S. Dollars in Thousands

Compensation	$715	$712	$3,197
Professional services and consulting fees	451	917	2,132
Rent & office related expenses	129	137	481
Travel	11	50	122
Insurance	24	19	59
Corporate and filing fees	64	15	96
Other general expenses	63	63	206
Total General and Administrative Expenses	$1,457	$1,913	$6,293

Non-operating expenses (income), net

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Cumulative From Inception to December 31, 2009
	U.S. Dollars in Thousands

Interest income, net	$(3)	$(61)	$(13)
Loss (income) from marketable securities, Net	-	89	(6)
Interest on convertible notes and discount amortization	341	147	489
Revaluation of warrants	3,053	(1,653)	1,400
Other financing income, net	(58)	(187)	(285)
	$3,333	$(1,665)	$1,585

Non-operating expenses (income), net, increased $4,998,000, to $3,333,000 of expense for the year ended December 31, 2009 from $1,665,000 of income for the year ended December 31, 2008. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment which results from our outstanding warrants which are being accounted for as a derivative financial instrument, as described below. The primary drivers of the adjustment of our warrants were the increases in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our statement of operations. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge of approximately $3,053,000 as compared to income of ($1,653,000) for the periods ending December 31, 2009 and 2008, respectively, resulting from revaluation of warrants to shareholders.

Non-operating expenses (income), net, increased $1,640,000, to $1,665,000 for the year ended December 31, 2008 from $25,000 for the year ended December 31, 2007. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment which results from our outstanding warrants which are being accounted for as derivative financial instruments.

Our warrants to noteholders are valued using the Binomial model. Prior to the second quarter of 2009, our warrants to noteholders were valued using the Black-Scholes-Merton model. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.  Given the recent foreign currency fluctuation’s effect on the exercise price of the warrants throughout the life of the warrant, our assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black-Scholes-Merton model which only allows for one exercise date. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows.

The following table shows the changes in the underlying parameters used in the valuation of the Convertible Notes Payable and the Warrants:

	As of July 31, 2008	As of December 31, 2008	As of December 31, 2009
Price of underlying stock	2.08 NIS	0.405 NIS	2.435 NIS
Strike price	$0.716	$0.716	$0.716
Continuously compounded risk free interest rate for the debt feature of the convertible note payable	5.04%	-	-
Continuously compounded risk free interest rate for warrants	5.33%	4.00%	2.68%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible Note Payable	4 years	-	-
Time in years until the expiration of the warrant*	5 years	4.58 years	3.58 years
Implied volatility for the underlying stock	55%	61.3%	145.48-148.52%
* the Binomial model addresses this parameter differently than the Black-Scholes-Merton model as explained above.

Income Tax (Expense) Benefit
The federal tax rates applicable to us, as an entity incorporated in Delaware in the United States, are progressive corporate tax rates of up to 34%.

At December 31, 2009, we had net operating loss (NOL) carryforwards in the United States amounting to $1,794,000, which will expire beginning in 2024 to 2029. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company’s recent IPO and other ownership changes that have transpired, may limit the Company’s ability to utilize its NOL and credit carryforwards although the Company has not yet determined to what extent.

Pursuant to the tax laws applicable to Israeli residents, dividends received from a company that is not an Israeli resident are subject to tax in Israel, at the rate of 20% or 25%, depending on the identity of the stockholder (individual or company) and the ownership percentage. According to the tax laws in the United States, such a dividend is subject to withholding tax at the rate of 30%, which could be reduced to the rate of 25% or 12.5% (depending on the identity of the stockholder and the ownership percentage), in accordance with the Treaty to Prevent Double Taxation between Israel and the United States. In order to enjoy the tax treaty's benefits, several procedural requirements must be met. As of December 31, 2009, we believe that we are currently a dual tax resident in both Delaware and Israel.

The tax rates applicable to us as an Israeli tax resident and our Israeli subsidiary are as follows: 2004 – 35%; 2005 – 34%; 2006 – 31%; 2007 – 29%, 2008 – 27%, 2009 – 26% and 2010 – 25%.2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20% and 2016 and thereafter – 18%. At December 31, 2009, our wholly owned Israeli subsidiary had NOL carryforwards in Israel amounting to NIS 51,461,000 (approximately $13,000,000), which under current tax law can be carried forward indefinitely.

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

We are currently operating under a material liquidity deficiency. We believe that together with the investment received on March 10 and March 11, 2010, we have sufficient cash to meet our planned operating needs for the next six months, based on our current cash levels. We therefore will need to raise additional capital through future debt or equity financing to finance such initiatives.

In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not anticipate earning operating income over the coming years as the development process will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization and we may be unable to obtain regulatory approval for any of our prospective therapeutic products.

As of December 31, 2009, we had $624,000 in cash and cash equivalents, a decrease of $2,155,000 from December 31, 2008.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Cumulative From Inception to December 31, 2009
	U.S. Dollars in Thousands

Net cash used in operating activities	$(3,654)	$(3,757)	$(15,187)
Net cash provided by (used in) investing activities	(19)	2,231	2,040
Net cash provided by financing activities	$1,568	$4,257	$13,768

Operating Activities
Net cash used in operations was $3,654,000 for the year ended December 31, 2009. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $6,803,000 and our net cash used in operations was attributable mostly to $240,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, and depreciation and amortization of $44,000, while recognizing income of $3,053,000 of fair value adjustment of the derivative instruments.

Net cash used in operations was $3,757,000 for the year ended December 31, 2008. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $2,942,000 and our net cash used in operations was attributable mostly to $40,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $47,000, while recognizing $1,653,000 of expense for fair value adjustment of the derivative instruments.

Net cash used by operations from our inception is attributable mostly to our net loss offset by non-cash items primarily change in fair value of our warrants, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used in operations will remain the same as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, therefore our level of activity may change based on ability to secure future funding.

Investing Activities
Net cash provided by (used in) investing activities in the years ended December 31, 2009 and 2008, and from our inception is attributable mostly to the proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents. As of December 31, 2009, we have no material commitments for capital expenditures.

Financing Activities
Cash flow provided by financing activities in the year ended December 31, 2009 was $1,568,000 as compared to net cash provided by financing activities of $4,257,000 in the year ended December 31, 2008. This was attributable to the proceeds from the sale by our subsidiary of treasury stock during the period ended December 31, 2009, as compared to the proceeds from a private placement allocation of common shares and warrants to Tikcro Technologies, Ltd., Clal Biotechnology Industries Ltd. and The Provident Fund of the Hebrew University of Jerusalem, less the purchase of treasury stock during the period ended December 31, 2008. During May and June 2009, our subsidiary sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock.

Cash flow provided by financing activities in the year ended December 31, 2008 was $4,257,000 and stems from net proceeds from a private placement allocation of common shares and warrants to Tikcro Technologies, Ltd., Clal Biotechnology Industries Ltd. and The Provident Fund of the Hebrew University of Jerusalem. Cash flow provided by financing activities in the year ended December 31, 2007 relates to the exercise of stock options. Cash flow used in financing activities for the development stage period (cumulative from inception to December 31, 2009) stems from the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, net proceeds from the proceeds from a private placement allocation of common shares and warrants to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008 and the exercise of stock options less the purchase of treasury stock.

Our financing needs may change substantially because of the results of our research and development, competition, clinical trials and costs arising from additional regulatory approvals. We may not succeed in raising additional funds if needed. The timing of our need for additional funds will depend on a number of factors, which factors are difficult to predict or may be outside of our control, including:

•	progress in our research and development programs;
•
the resources, time and costs required to initiate and complete our research and development and to initiate and complete pre-clinical and clinical studies and to obtain regulatory approvals for our prospective therapeutic products;

•	the timing, receipt and amount of milestone, royalty and other payments from present and future collaborators, if any; and
•	costs necessary to protect our intellectual property.

As discussed above, in March 2010 we received an aggregate amount of NIS 10,590,000 from a private placement with the 2010 Investors. We have recently filed a Form S-1 and a shelf prospectus with the TASE in anticipation of our intended fundraising to enable us to continue to develop our product candidates for the market.

Future Operations
As discussed above, we believe we have sufficient cash to meet our planned operating needs for the next six months, based on our current cash levels and the March 2010 financing commitment described above. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will need to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. The audit report covering our December 31, 2009 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through December 31, 2009, aggregated $17,130,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market.

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

Contractual Obligations and Commitments

As of December 31, 2009, the remaining minimum annual payments in connection with the operating lease and rental agreements and purchasing obligations are as follows (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations	$208	$115	$93	—	—
Purchasing obligations	$41	$27	$14	—	—
Convertible notes payable	—	—	$644	—	—
Warrants to noteholders	—	—	$3,400	—	—

Our liability for severance pay for Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. After completing one full year of employment, our Israeli employees are entitled to one month's salary for each year of employment or a portion thereof. Our total liability at December 31, 2009 was $204,000. Timing of payment of this liability is dependent on timing of the departure of the employees.

In addition, we are required to pay royalties as percentages of the revenues derived from products incorporating know-how developed from research and development grants from the Office of the Chief Scientist. Royalty rates are 3.5% in 2004 and subsequent years.  Additionally, we received a grant from the Israel-US Binational Industrial Research and Development Fund (BIRD). The grant will partially fund a Phase I/IIa clinical trial in pancreatic cancer. In accordance with the terms of the agreement between us and the BIRD Foundation, we will have to repay the grant within twelve months of the successful completion of the project. In addition, we received from the Jerusalem Development Authority (JDA) a grant and anticipate an additional grant in the coming year. In accordance with the terms of the agreement between us and the JDA, we are obligated to pay royalties at a rate of 4% of revenues from sales of the product developed, up to repayment of the full amount of the obligation. As of December 31, 2009, our contingent liability to the Office of the Chief Scientist in respect of grants received was approximately $1,725,000, our contingent liability to the BIRD Foundation in respect of funding received was approximately $214,000 and our contingent liability to the Jerusalem Development Authority in respect of grants received was approximately $35,000 as discussed in Note 8A, 8B and 8J in our financial statements.  If we do not generate revenues from products incorporating know-how developed within the framework of these programs, we will not be obligated to pay royalties.

We account for the warrants to noteholders as derivative instruments, requiring us to recognize them as either assets or liabilities in the balance sheet at their respective fair values. We carry the derivatives at fair value on the balance sheet and recognize any subsequent changes to fair value in earnings.

On November 14, 2005, we entered into a license agreement with Yissum, which was subsequently amended on November 22, 2005 and September 11, 2007, pursuant to which Yissum has granted to us an exclusive, worldwide license for the development, use, manufacturing and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with the H19 gene.

We have agreed to pay Yissum 5% of all “net sales” as royalties and to pay Yissum 10% of the income that we receive from granting sub-licenses to third parties up to revenues of $30,000,000 each year, and 6.5% of all additional income that we receive from granting sub-licenses to third parties. There are risks such as:
•
Any prospective therapeutic products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process, and we may be unable to obtain regulatory approval for any of our prospective therapeutic products

•
If the pre-clinical and clinical studies that are required to be conducted by us to gain regulatory approval are delayed or unsuccessful, we may not be able to market our prospective therapeutic products.

•	We have no experience in conducting and managing clinical trials

•
The difficulties of identifying and recruiting suitable patients for clinical studies may be exacerbated in the case of patients diagnosed with superficial bladder carcinoma, and further, the clinical results and data that we obtain from any clinical testing that we may conduct in the future may not be reliable, any of which factor may significantly compromise our ability to develop a drug utilizing a target gene for the treatment of superficial bladder carcinoma

•
We may not commence additional clinical testing for any of our prospective therapeutic products and the commercial value of any clinical study that we may commence and conduct in the future will significantly depend upon our choice of indication and our selection of a patient population for our clinical study of an indication, and our inability to commence clinical testing or our choice of clinical strategy may significantly compromise our business prospects

•	Our inability to address the chemistry, manufacturing and control concerns of regulatory bodies would significantly compromise our business prospects
•
If we, or if our service providers or any third party manufacturers, fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could adversely affect our ability to market and sell our prospective therapeutic products

•	If we do not comply with laws regulating the protection of the environment and health and human safety, our business prospects could be adversely affected
•
The pharmaceutical and biotechnology market is highly competitive. If we are unable to compete effectively with existing products, new treatment methods and new technologies, we may be unable to commercialize any therapeutic products that we may develop in the future

•
Even if we receive regulatory approval to market our prospective therapeutic products, the market may not be receptive to our prospective therapeutic products upon their commercial introduction which will prevent us from becoming profitable

•
Any therapeutic products that we may develop may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, thereby adversely affecting the profitability of our business

As such royalties are sales revenue based, such royalties can not be estimated at this time as any prospective therapeutic products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process, and we may be unable to obtain regulatory approval for any of our prospective therapeutic products or we may be unable to compete effectively with existing products, new treatment methods and new technologies, and so be unable to commercialize any therapeutic products that we may develop in the future.

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

Critical Accounting Policies and Significant Estimates
While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2009 and 2008, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Accounting for Stock-based Compensation
We record stock-based compensation as an expense in the statement of operations. Compensation cost for all stock-based awards are recorded at fair value on date of grant over the service period for awards expected to vest, using the modified prospective method. Fair value is determined using the Black-Scholes-Merton option pricing model which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes-Merton valuation model. We have accounted for stock-based compensation at grant date fair value from our inception. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

With the exception of stock options granted to employees prior to August 17, 2006, the date of our first filing with the TASE in connection with our initial public offering, or IPO, we determine the fair value of stock options granted to employees and directors using the Black-Scholes-Merton valuation model, as described above. We also determine the fair value of stock options granted to non-employees, for accounting purposes, using the Black-Scholes-Merton valuation model. Prior to our IPO, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, we do not yet have sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility were based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Our assumptions about our stock price volatility are based on a rate that we derived by taking into consideration the volatility rates of comparable publicly held companies as well as our own historical volatility rates. In future periods and as we accumulate our own volatility history over longer periods of time, we will increase the weighting of our own volatility history in calculating expected volatility. We also do not yet have sufficient history to actually predict the exercise pattern of options, so we use the contractual term. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different.

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to the Company’s share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $240,000 and $40,000 for the year ending December 31, 2009 and 2008, respectively, and $1,641,000 for the development stage period (cumulative from inception to December 31, 2009).

The parameter used in the 2004 – 2005 valuation for valuing options for employees was the price of the share on grant date as described above. The parameters used in the 2006 – 2009 valuation based on the Black-Scholes-Merton model for valuing options for employees:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.37%	$0.10
2009	0.8	10 years	4.96%	$0.63

The fair value of options granted to non-employees has been computed and accounted for in accordance with ASC subtopic 505-50 and 718-10 (previously referred to as SFAS 123(R) and Emerging Issues Task Force (EITF) 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services “), and was measured according to the Black-Scholes-Merton option-pricing model. To the extent that there are non-employee options still vesting, the stock option compensation is revalued at the end of each reporting period.

Share-based payment expense has not been recorded in the statement of operations with respect to the award of an additional 150,000 contingent options that are milestone based, and at this point are not expected to vest.

Accounting for Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have almost fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by our management in establishing the valuation allowance.

In July 2006, FASB released ASC subtopic 740-10-25 (previously referred to as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” or FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for tax benefit recognition under ASC subtopic 740-10-25 (previously referred to as FIN 48), the position must have at least a “more likely than not” chance of being sustained upon a challenge by the respective taxing authorities. Recognition and measurement of the unrecognized tax benefits are also subject to management’s estimates and judgment. We adopted the provisions of ASC subtopic 740-10 (previously referred to as FIN 48) as of January 1, 2007 and it has not had a material impact on our financial statements. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Valuation of Financial Instruments Issued in Private Placement Financing
On July 30, 2008 we completed private placements with institutional investors, for the purchase of: (i) shares of our common stock, (ii) debentures convertible into shares of our common stock and (iii) warrants to purchase shares of our common stock. The terms of the convertible debentures and warrants are described below under “Description of Securities — Convertible Debentures” and “Description of Securities — Warrants” below.

To account for these private placements, we estimated the fair value of the three components embodied in the agreements. We used various valuation models and techniques to determine the individual values of the three components. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility for the underlying stock and the standard normal cumulative distribution function. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. The $3,650,000 of proceeds from the private placements were first allocated to the warrants, which were classified as derivative instruments. The warrants are considered derivative instruments, since they are not indexed solely to our own stock as they must be settled in a currency other than our functional currency, as it has an underlying and notional amount, requires no initial net investment, and permits net settlement. The Convertible Notes Payable are classified as long-term liabilities and have been recorded at their initial relative fair value. The warrants have been recorded as a liability, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. Changes in the fair value are included in the statement of operations. Our warrants to noteholders are valued using the Binomial model. Prior to this period, our warrants to noteholders were valued using the Black-Scholes-Merton model.These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.  Given the recent foreign currency fluctuation’s effect on the exercise price of the warrants throughout the life of the warrant, our assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black-Scholes-Merton model which only allows for exercise date. Also, we previously did not have sufficient volatility history subsequent to our IPO, but are now using our own volatility information. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. For further details regarding these estimates, see the discussion on non-operating expenses (income), net above.

 Item 8. Financial Statements and Supplementary Data

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

 Consolidated Financial Statements as of December 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioCancell Therapeutics Inc. (Development Stage Company):

We have audited the accompanying consolidated balance sheets of BioCancell Therapeutics, Inc. and subsidiary (collectively, "the Company") (Development Stage Company)  as of December 31, 2009, and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2009, and for the cumulative period from October 1, 2004 (inception of operations) through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCancell Therapeutics, Inc. and subsidiary (Development Stage Company)  as of December 31, 2009 and 2008, and the results of their operations, and their cash flows for each of the years in the two-year period ended December 31, 2009, and for the cumulative period from October 1, 2004 (inception of operations) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financials statements, the Company has applied the new accounting and disclosure requirements issued by the FASB as of January 1, 2008, with respect to its assets and liabilities measured at fair value on a recurring basis. With respect to nonfinancial assets and liabilities measured at fair value on a non-recurring basis, the Company has adopted the new requirements as of January 1, 2009.

Somekh Chaikin
Certified Public Accountants (Israel)
A Member Firm of KPMG International

Jerusalem, Israel
March 17, 2010

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets

			December 31,	December 31,
			2009	2008
	Note		U.S. dollars in thousands
Current assets
Cash and cash equivalents	3		$624	$2,779
Receivable from Chief Scientist and BIRD Foundation	8A,B		45	72
Deferred stock issuance costs	1	E	178	-
Prepaid expenses 1			228	109
Other current assets			88	34

Total current assets			1,163	2,994

Long-term assets
Deposits in respect of employee severance benefits	6		237	141
Long-term prepaid expenses	8	H	59	44

Total long-term assets			296	185

Property and equipment, net	4		106	131

Total assets			$1,565	$3,310

1 The amounts recorded as of December 31, 2009 include $28 thousand to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets

			December 31,	December 31,
			2009	2008
	Note		U.S. dollars in thousands
Current liabilities
Accounts payable 1	5		$239	$493
Accrued expenses and others 2			298	239
Accrued vacation pay			80	63
Employees and related liabilities			66	39

Total current liabilities			683	834

Long-term liabilities
Liability for employee severance benefits	6		204	144
Convertible notes payable	7,9	C	644	303
Warrants to noteholders	7,9	C	3,400	79

Total long-term liabilities			4,248	526

Contingent liabilities and commitments	8

Stockholders' equity (deficit)	9
Common stock, $0.01 par value per share (50,000,000
shares authorized, 16,356,550 and
16,292,611 shares issued and outstanding as of
December 31, 2009, and 2008, respectively)			164	163
Additional paid-in capital			16,692	16,425
Accumulated other comprehensive income			335	684
Treasury stock			-	(4,951)
Accumulated deficit			(20,557)	(10,371)

Total stockholders' equity (deficit)			(3,366)	1,950

Total liabilities and stockholders' equity (deficit)			$1,565	$3,310

1	The amounts recorded as of December 31, 2009 and December 31, 2008 include $0 thousand and $23 thousand to a related party, respectively.
2	The amounts recorded as of December 31, 2009 and December 31, 2008 include $8 thousand and $8 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Operations

					Cumulative
					from October 1,
					2004 (inception)
			For the year ended December 31,		to December 31,
			2009	2008	2009
			U.S. dollars in thousands
	Note		(except share and per share data)
Research and development expenses			$2,617	$3,155	$11,269

Less: Chief Scientist, BIRD Foundation and
other grants	8A,B		(604)	(461)	(2,017)

Research and development expenses, net			2,013	2,694	9,252
General and administrative expenses1			1,457	1,913	6,293

Operating loss			3,470	4,607	15,545

Interest income, net			(3)	(61)	(13)
Loss (gain) from marketable securities, net			-	89	(6)
Interest on convertible notes and discount
amortization	7,9	C	341	147	489
Revaluation of warrants	7,9	C	3,053	(1,653)	1,400
Other financing income, net			(58)	(187)	(285)

Net loss			6,803	2,942	17,130

Basic and diluted net loss per share			$0.44	$0.22	$1.69

Weighted-average common shares used
in computing basic and diluted net loss
per share			15,453,126	13,413,452	10,152,880

1	The amounts recorded for the year ending December 31, 2009 and December 31, 2008 and for the cumulative period include $3 thousand, $71 thousand and $74 thousand to related parties.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2009):

	Series A convertible
	preferred stock		Common stock
							Accumulated
					Additional		other			Total
	Number of		Number of		paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders'
	shares	Amount	shares	Amount	capital	stock	income	deficit	loss	equity
		U.S. dollars in thousands (except share data)
Issuance of common stock to founders	-	-	4,282,500	43	-	-	-	(43)	-	-
Stock-based compensation to employees	-	-	-	-	44	-	-	-	-	44
Stock-based compensation to non-employees	-	-	-	-	41	-	-	-	-	41
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	(5)	-	(5)	(5)
Net loss	-	-	-	-	-	-	-	(300)	(300)	(300)

Comprehensive loss									(305)

Balance as of December 31, 2004	-	-	4,282,500	43	85	-	(5)	(343)		(220)

Issuance of Series A convertible preferred stock (at $0.83 per
share)	2,854,532	28	-	-	1,795	-	-	-	-	1,823
Conversion of stockholder loans	-	-	360,955	4	296	-	-	-	-	300
Stock-based compensation to employees	-	-	-	-	193	-	-	-	-	193
Stock-based compensation to non-employees	-	-	-	-	148	-	-	-	-	148
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	21	-	21	21
Net loss	-	-	-	-	-	-	-	(834)	(834)	(834)

Comprehensive loss									(1,118)

Balance as of December 31, 2005	2,854,532	28	4,643,455	47	2,517	-	16	(1,177)		1,431

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss (cont'd)

Amounts accumulated during development stage (October 1, 2004 to December 31, 2009) (cont’d):

	Series A convertible
	preferred stock		Common stock
							Accumulated
					Additional		other			Total
	Number of		Number of		paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders'
	shares	Amount	shares	Amount	capital	stock	income	deficit	loss	equity
		U.S. dollars in thousands (except share data)
Issuance of Series A convertible preferred stock (at $0.83 per
share)	397,057	4	-	-	291	-	-	-	-	295
Payments of debtors for shares	-	-	-	-	473	-	-	-	-	473
Conversion of stockholder loans	72,192	1	-	-	59	-	-	-	-	60
Conversion of series A convertible preferred stock to common
stock	(3,323,781)	(33)	3,323,781	33	-	-	-	-	-	-
Issuance of common stock to public (net of approximately
$1,035,000 of issuance costs) (at $1.23 per share)	-	-	3,200,000	32	2,786	-	-	-	-	2,818
Issuance of series 1 option warrants	-	-	-	-	772	-	-	-	-	772
Issuance of series 2 option warrants	-	-	-	-	1,028	-	-	-	-	1,028
Stock-based compensation to employees	-	-	-	-	698	-	-	-	-	698
Stock-based compensation to non-employees	-	-	-	-	473	-	-	-	-	473
Exercise of stock options and warrants	-	-	50,000	*	-	-	-	-	-	-
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	287	-	287	287
Net loss	-	-	-	-	-	-	-	(2,316)	(2,316)	(2,316)

Comprehensive loss									(3,147)

Balance as of December 31, 2006	-	-	11,217,236	112	9,097	-	303	(3,493)	-	6,019

Stock-based compensation to employees	-	-	-	-	44	-	-	-	-	44
Stock-based compensation to non-employees	-	-	-	-	78	-	-	-	-	78
Exercise of stock options and warrants	-	-	1,180,790	12	2	-	-	-	-	14
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	334	-	334	334
Net loss	-	-	-	-	-	-	-	(3,936)	(3,936)	(3,936)

Comprehensive loss									(6,749)

Balance as of December 31, 2007	-	-	12,398,026	124	9,221	-	637	(7,429)		2,553

* less than $1 thousand
The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss (cont'd)

Amounts accumulated during development stage (October 1, 2004 to December 31, 2009) (cont’d):

	Series A convertible
	preferred stock		Common stock
						Accumulated
					Additional	other			Total
	Number of		Number of		paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders'
	shares	Amount	shares	Amount	capital	stock	income	deficit	loss	equity
	U.S. dollars in thousands (except share data)
Issuance of common stock to private investors (net of
approximately $57,000 of issuance costs)	-	-	1,872,780	19	2,237	-	-	-	-	2,256
Repurchase and exercise of series 1 option warrants	-	-	1,812,756	18	4,923	(4,951)	-	-	-	(10)
Stock-based compensation to employees	-	-	-	-	29	-	-	-	-	29
Stock-based compensation to non-employees	-	-	-	-	11	-	-	-	-	11
Exercise of stock options and warrants	-	-	209,049	2	4	-	-	-	-	6
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	47	-	47	47
Net loss	-	-	-	-	-	-	-	(2,942)	(2,942)	(2,942)

Comprehensive loss									(9,644)

Balance as at December 31, 2008	-	-	16,292,611	163	16,425	(4,951)	684	(10,371)	-	1,950

Issuance of common stock to consultant	-	-	63,939	1	55	-	-	-	-	56
Stock-based compensation to employees	-	-	-	-	139	-	-	-	-	139
Stock-based compensation to non-employees	-	-	-	-	73	-	-	-	-	73
Sale of treasury stock	-	-	-	-	-	4,951		(3,383)	-	1,568
Comprehensive loss:
Foreign currency translation reserve	-	-					(349)	-	(349)	(349)
Net loss	-	-	-	-	-	-	-	(6,803)	(6,803)	(6,803)
Comprehensive loss									(16,796)

Balance as at December 31, 2009	-	-	16,356,550	164	16,692	-	335	(20,557)		(3,366)

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
	For the year	For the year	from October 1,
	ended	ended	2004 (inception)
	December 31,	December 31,	to December 31,
	2009	2008	2009
	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(6,803)	$(2,942)	$(17,130)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase in liability for employee severance benefits, net	57	63	194
Fair value adjustment of marketable securities	-	89	133
Depreciation and amortization	44	47	125
Stock-based payment compensation	240	40	1,641
Revaluation of warrants	3,053	(1,653)	1,400
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	328	147	475

Changes in assets and liabilities:
Increase in other current assets	(52)	(33)	(90)
Increase in deferred stock issuance costs	(177)	-	(177)
Increase in prepaid expenses	(114)	-	(207)
Decrease in Chief Scientist and BIRD foundation
receivable	26	321	21
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Increase in severance pay deposits	(91)	(26)	(219)
Increase in long-term receivables	(14)	(2)	(53)
Increase (decrease) in accounts payable	(248)	247	227
Increase in employees and related liabilities	26	26	86
Increase (decrease) in accrued vacation pay	16	(18)	47
Increase (decrease) in accrued expenses	55	(63)	253

Net cash used in operating activities	(3,654)	(3,757)	(15,187)

Cash flows from investing activities:

Investment in marketable securities (trading)	-	(921)	(921)
Proceeds from marketable securities (trading)	-	3,173	3,173
Acquisition of property and equipment	(19)	(21)	(212)

Net cash provided by (used in) investing activities	$(19)	$2,231	$2,040

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Cont’d)

	For the year ended December 31, 2009	For the year ended December 31, 2008	Cumulative from October 1, 2004 (inception) to December 31, 2009
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock and exercise of options	$-	$7,203	$10,393
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series A options warrant	-	-	772
Issuance of Series B options warrant	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Treasury stock	-	(4,951)	(4,951)
Sale of Treasury stock	1,568	-	1,568
Convertible notes payable	-	176	176
Warrants to noteholders (long-term derivatives)	-	1,829	1,829

Net cash provided by financing activities	1,568	4,257	13,768

Effect of exchange rate on cash	(50)	(328)	3

Increase (decrease) in cash and cash equivalents	(2,155)	2,403	624
Cash and cash equivalents at beginning of period	2,779	376	-

Cash and cash equivalents at end of period	$624	$2,779	$624

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (cont’d)

	For the year ended December 31, 2009	For the year ended December 31, 2008	Cumulative from October 1, 2004 (inception) to December 31, 2009
	U.S. dollars in thousands
Conversion of stockholder loans	$-	$-	$360

Issuance of common stock to founders	-	-	43

Issuance of option warrants to underwriters	-	-	358

Exercise of stock options by Company consultants	-	-	1

Conversion of series A convertible preferred stock to common stock	$-	$-	$33

The accompanying notes form an integral part of the financial statements.

Note 1 - Organization and Description of Business

A.    BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations October 1, 2004.

B.   The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drugs for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer.  The leading drug developed by the Company has been successfully tested for a number of cancer types in pre-clinical lab animal trials, compassionate use human trials and a Phase I/IIa clinical trial.  The Company is now performing an advanced Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients, and a Phase I/IIa clinical trial for treatment of pancreatic cancer. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

   The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has generated only limited revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until the end of September 2010, based on its current cash level. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”.

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

C.        The Company's research and development activities are carried out by its Subsidiary primarily through a laboratory research team in the Hebrew University of Jerusalem. The Hebrew University laboratory is managed by the Chief Scientist of the Company, who is a related party. All of the Company’s net assets are situated in Israel.

D.        The Company filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange (“TASE”) and beginning August 17, 2006 has been publicly traded on the TASE. On June 23, 2009 the Company’s Registration Statement on Form S-1 was deemed effective by the United States Securities and Exchange Commission (SEC) and as of that date it is a reporting company to the SEC.

E.         In October 2009, the Company published a shelf prospectus with the TASE (which is valid for two years) and a Form S-1/A with the U.S. Securities and Exchange Commission in anticipation of its upcoming fundraising. As of December 31, 2009, the Company has not received final comments from the SEC regarding its filing and has recorded $178 thousand as deferred stock issuance costs in anticipation of this planned fundraising.

Note 2 - Reporting Principles and Accounting Policies

A.	Basis of presentation

The accompanying consolidated financial statements include the accounts of BioCancell Therapeutics, Inc. and its subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. All references herein to accounting pronouncements have been changed to conform with ASC section 105-10 (FASB Codification).

The Company also files Hebrew language New Israel Shekel based financial statements, prepared in accordance with International Financial Reporting Standards (IFRS), with the TASE.

B.	Development stage enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operation.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

Note 2 - Reporting Principles and Accounting Policies (cont'd)

C.	Translation into U.S. Dollars

The financial records of the Parent and its Subsidiary are maintained in New Israel Shekels, which is the functional currency of the Company.  These financial statements have been prepared using the U.S. dollar as the reporting currency.

All assets and liabilities are translated at year-end exchange rates. Items in the statement of stockholders’ equity (deficit) are at year-end exchange rates. Statement of operations items are translated at the annual average exchange rate. The adjustment resulting from translating the financial statements is included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity (deficit).

The following table summarizes the representative rate of exchange of the U.S. dollar to the New Israel Shekel (NIS):

Average rate of
Rate at	exchange
December 31	during the year
NIS	NIS
2009	3.775	3.932
2008	3.802	3.586

The average rate of exchange during the development stage period (from inception through December 31, 2009) was NIS 4.13 to $1.

The translated figures should not be construed to represent actual amounts in, or convertible into, U.S. dollars.

D.	Transactions in foreign currency
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

E.	Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting periods. Actual results may differ from such estimates.

Significant items subject to such estimates and assumptions include the valuation of derivatives, deferred tax assets and share-based compensation.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

F.	Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits with an original maturity of up to three months, to be cash equivalents.

G.	Marketable securities

All of the Company's investment securities, primarily consisting of investments in government and corporate bond, mutual funds and convertible bonds, have been classified as trading securities, and are reported at fair market value, with unrealized gains and losses, net of tax, recorded in the statement of operations. As of December 31, 2009, all funds of the Company are held in cash and cash equivalents.
The cash flows from investments in marketable securities for the year ended December 31, 2008 are classified according to their nature and purpose, as provided for by ASC subtopic 825-10 (previously referred to as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities).

H.	Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company carries its derivative instruments at fair value on the balance sheet and recognizes any subsequent changes to fair value in the statement of operations. Beginning January 1, 2009, the Company adopted ASC subtopic 815-10 (previously referred to as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161)).

The Company's only derivative instruments were issued in the form of warrants to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) as part of the financing described in Note 9C below. The warrants have been recorded as a liability, at fair value, and is revalued at each reporting date and changes in the fair value of the instruments are included in the statement of operations.

I.	Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation.

Improvements and enhancements are added to the cost of the assets whereas maintenance and repairs are charged to expense as incurred.

Depreciation is calculated by the straight-line method on the basis of the estimated useful lives of the assets.

Note 2 - Reporting Principles and Accounting Policies (cont'd)

I.	Property and equipment, net (cont'd)

Annual depreciation rates are as follows:
%
Electronic equipment	15
Computers	33
Furniture	6

J.	Research and development expenses, net

Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs.

The grant revenue consists of grants received from the OCS in Israel, the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) and the Jerusalem Development Authority in support of the Company’s research and development activities. These grants are recognized as a reduction of expense as the related costs are incurred (see Note 8A,B and J).

K.            Stock-based compensation

The Company records stock-based compensation as an expense in the statement of operations. The cost of stock-based compensation awards is measured at their grant date fair value. Fair value is determined using the Black-Scholes-Merton option pricing model. Expense is recognized over the vesting period, generally 10 years. The Company issues new shares upon share option exercises.

L.            Segment and geographic information

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

M.	Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not more likely than not to be realized.

The Company recognizes the effect of an income tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. A recognized income tax position is then measured at the largest amount that is greater than 50% likely of being realized. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

N.	Net loss per share
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

			Cumulative
			from October 1,
			2004 (inception)
	For the year ended December 31		to December 31,
	2009	2008	2009
Series 2 Warrants	2,500,000	2,500,000	2,500,000
Warrants to underwriter	300,000	300,000	300,000
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible
notes payable	597,095	172,067	597,095
Warrants to investors	5,898,088	5,473,060	5,898,088
Stock options to employees,
Directors and consultants under
Stock Option Plans	2,521,989	1,667,989	2,521,989

	15,895,384	14,191,328	15,895,384

Note 2 - Reporting Principles and Accounting Policies (cont'd)

O.	Impairment of long-lived assets

The Company evaluates whenever events or changes in circumstances indicate carrying amount may not be recoverable. The Company evaluates the realizability of its long-lived assets based on cash flow expectations for the related assets. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceed its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any write-downs are treated as permanent reductions in the carrying amount of the assets

P.	Fair value measurements

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements (SFAS 157)), included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC subtopic 820 (Statement 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC subtopic 820 (Statement 157) also establishes a framework for measuring fair value and expands disclosures about fair value measurements (see Note 7).

On January 1, 2009, the Company adopted the provisions of ASC subtopic 820 (Statement 157) for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of ASC subtopic 820 did not have a material impact on the Company’s consolidated financial position and results of operations.

Note 3 - Cash and Cash Equivalents

	December 31,	December 31,
	2009	2008
	U.S. dollars in thousands
In US dollars:
Cash	$142	$36
Cash equivalents	100	1,949
In New Israeli Shekels:
Cash	278	182
Cash equivalents	104	612
In Euro*	-	-

	$624	$2,779
*           Less than $1 thousand

Note 4 - Property and Equipment, Net

	December 31,	December 31,
	2009	2008
	U.S. dollars in thousands
Cost

Furniture	$22	$22
Electronic equipment	118	111
Computers	96	84

Total	236	217

Accumulated depreciation	130	86

Net book value	$106	$131

The Company recorded depreciation of $25 thousand and $23 thousand for the years ended December 31, 2009 and December 31, 2008, respectively and depreciation of $130 thousand for the period from inception through December 31, 2009.

Note 5 - Accounts Payable

	December 31,	December 31,
	2009	2008
	U.S. dollars in thousands
Suppliers	$232	$482
Credit card payable	7	11

	$239	$493

Note 6 - Deposits and Liability for Employee Severance Benefits

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, based on the latest monthly salary multiplied by the number of years of employment as of the balance sheet date. This liability of the Company is partially covered by payments of premiums to insurance companies under approved plans and by a provision in these financial statements. The deposits in respect of employee severance benefits as stated in the balance sheets as of December 31, 2009 and 2008 represent contributions to manager’s insurance policies and are stated at current cash redemption values.

Note 7 - Fair Value Measurements

The Company measures fair value representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the Company utilizes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s warrants to noteholders are valued using the Binomial model. Prior to the second quarter of 2009, the Company’s warrants to noteholders were valued using the Black-Scholes-Merton model. Given the recent foreign currency fluctuation’s effect on the exercise price of the Warrants throughout the life of the Warrant, the Company’s assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black–Scholes-Merton model which only allows for one exercise date. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the weighted average implied volatility of the underlying stock, the implied volatility of the Warrant and the implied volatility of the Series 2 Warrants. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available (see Note 9C).

The Company recorded a financing expense (income) charge of approximately $3,053 thousand and $(1,653) thousand for the year ended December 31, 2009 and 2008, respectively, and $1,400 thousand for the development stage period, resulting from revaluation of warrants to noteholders, which has been recorded in the statement of operations.

1.	Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurement at reporting date using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	December 31,	Identical Assets	Observable	Unobservable
	2009	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$2,640	$-	$-	$2,640

Total Liabilities	$2,640	$-	$-	$2,640

Fair value measurement at reporting date using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	December 31,	Identical Assets	Observable	Unobservable
	2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$79	$-	$-	$79

Total Liabilities	$79	$-	$-	$79

The Company currently has no other assets measured at fair value.

Note 7 - Fair Value Measurements (cont’d)

2.	The parameters used in the fair value calculation for the Warrants were as follows:

		As of	As of
	As of July 30,	December 31,	December 31,
	2008	2008	2009
Market price of underlying stock	2.08 NIS	0.405 NIS	2.435 NIS
Strike price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for
the debt feature of the Convertible Note Payable	5.04%	-	-
Continuously compounded risk-free interest rate for
Warrants	5.33%	4.00%	2.68%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Note Payable	4 years	-	-
Time in years until the expiration of the Warrant	5 years	4.58 years	3.58 years

Implied volatility for the underlying stock	55%	61.3%	145.48-148.52%

3.	The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2009:

Level 3
U.S. dollars
in thousands
Balance at December 31, 2007	-
Initial valuation of warrants to shareholders	$1,828
Gain from revaluation of warrants to shareholders, included in the statement of operations for the year ended December 31, 2008	(1,653)

175
Adjustment for foreign currency translation
differences	(96)

Balance at December 31, 2008	79
Loss from revaluation of warrants to shareholders,
included in the statement of operations for the
year ended December 31, 2009	3,053

3,132
Adjustment for foreign currency translation
differences	268

Balance at December 31, 2009	$3,400

Note 7- Fair Value Measurements (cont’d)

The Company has outstanding convertible notes payable, of which the fair values have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
U.S. dollars in thousands
Convertible notes payable	$644	$3,483	$303	$3,370

The difference between the carrying amount as compared to the fair value of the convertible notes payable represents the unamortized portion of the beneficial conversion feature of the convertible notes payable.

Note 8 - Contingent Liabilities and Commitments

A.	Liabilities for the payment of royalties to the Chief Scientist

The Company financed part of its research and development activities through grants received from the Office of the Chief Scientist (OCS) in Israel.  In consideration for the OCS grants, the Company is obligated to pay royalties at a rate between 3% and 5% of revenues from sales of the product developed with the aid of the OCS, up to repayment of the full amount of the obligation, whichever is earlier. The grants are linked to the exchange rate of the U.S. dollar and bear an agreed-upon interest rate.

Through December 31, 2009 the Subsidiary received from the OCS $1,725,000 ($491,000 and $282,000 for the years 2009 and 2008, respectively).

In March 2009, the Subsidiary received from the OCS approval of the grants applied for in November 2008 for an additional research and development program with a budget of $931 thousand (NIS 3,514 thousand) (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $413 thousand (NIS 1,561 thousand). For the period ended December 31, 2009, the Subsidiary received from the Chief Scientist a total of $324 thousand (NIS 1,301 thousand).

In July 2009, the Subsidiary received from the OCS approval for two additional research and development program grants with a budget of $679 thousand (NIS 2,565,000) (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $354 thousand (NIS 1,336,000). For the period ended December 31, 2009, the Subsidiary received from the Chief Scientist a total of $167 thousand (NIS 642 thousand).

B.	Liabilities for the payment of grant to the Israel-US Binational Industrial Research and Development Fund (BIRD)

In December 2007, the Subsidiary and the Virginia Biosciences Commercialization Center (VBCC), received approval for a grant from the Israel-US Binational Industrial Research and Development Fund (BIRD). The grant will partially fund a Phase I/IIa clinical trial in pancreatic cancer at the National Cancer Institute-designated Massey Cancer Center of Virginia Commonwealth University. The grant is up to an amount of $950,000 or 50% of the predicted expenses of the project.

In accordance with the terms of the agreements between the two companies and the BIRD Foundation, the Company will have to repay the grant within twelve months of the successful completion of the project. The terms of the agreements call for the evaluation of the status of the project by May 1, 2010.

The Company is entitled to extend the repayment period to 2 years in return for total repayment of 113% of the grant amount, to 3 years in return for total repayment of 125%, to 4 years in return for total repayment of 138%, or to 5 years or more in return for total repayment of 150% of the grant amount.

As of December 31, 2009, the Company recognized approximately $78 thousand, which has been recorded as a reduction to research and development expenses. Of this amount, $43 thousand (NIS 161 thousand) has been recorded as a receivable at December 31, 2009.
From inception through December 31, 2009 the Company has received a total of $214 thousand from the BIRD Foundation.

C.	Licensing agreement

The Company's research and development activities are based on an exclusive license given to the Company to use technology protected by patent and/or applications filed for registration of patents. These patents were developed by one of the Company's founders, and were originally the property of Yissum, which was a related party of the Company.  According to the amended licensing agreement signed between Yissum, the Company and the Subsidiary in November 2005 ("the licensing agreement"), the Company was granted rights for exclusive use of the said patents. Under this amended agreement, the Company undertook to pay royalties to Yissum, at the following rates:

1.
5% of net sales which is defined as the gross amount invoiced by the Company to third parties, which are not sub-licensees, from sales of Licensed Products in an arm’s length transaction, less customary discounts as further detailed in the licensing agreement;

2.	10% of total proceeds that the Company will receive from any third party who will receive a sub-license to use the Company's technology for royalties of up to $30 million per year;

3.	6.5% of the total proceeds that the Company receives from any third party who will receive a sub-license to use the Company's technology for royalties above $30 million per year.

Note 8 - Contingent Liabilities and Commitments (cont’d)

C.	Licensing agreement (cont'd)

The licensing agreement will expire on a country-by-country basis, when the patent expires in that country, or if no patent is registered in that country, in the 9th year from the date of the first commercial sale (as defined in the licensing agreement) in that country. However, the Company is permitted to extend the licensing agreement for an additional period in each and every country, by continuing to pay royalties on the revenues from that country.  It was also agreed that if the agreement covering each country expires, as aforesaid, the Company will have a license for that country, which is not subject to its obligations pursuant to the licensing agreement, and which has no time limit.

In November 2006, the Board of Directors resolved that the rights of the licensing agreement shall be held exclusively by the Subsidiary and informed Yissum as such on November 29, 2006. The latter acknowledged receipt.

In September 2007, the Company and Yissum modified the licensing agreement, such that all intellectual property developed using OCS funding will be owned by the Subsidiary.

D.	Research and development agreement

The Company's research and development activities are carried out by the Subsidiary primarily through a laboratory research team in the Hebrew University of Jerusalem (the “University”) through its technology transfer company, Yissum. The laboratory is managed by a related party of the Company. The research is conducted under an agreement whereby the Company is obligated to pay $35 thousand plus VAT per quarter on a quarterly basis, for this research service. The original agreement was for a two - year period and as of the date of these financial statements, the agreement has been extended until June 30, 2010.

The Company can terminate the agreement upon 90 days prior notice. If the agreement is terminated prior to the end of the research period, the Company shall immediately pay Yissum for the research actually performed and for personnel obligations of Yissum made before the receipt of such written notice or which arise as a result of the termination.

As of December 31, 2009, the Company has recorded a prepaid expense of approximately $71 thousand in respect of this agreement.

E.	Indemnification agreements

The Company has undertaken to indemnify Yissum and the Hebrew University of Jerusalem and any person acting on its behalf and any of their directors, officers, employees and representatives (herein referred to as “Indemnitees”) from and against any liability including, without limitation, product liability, damages, losses or expenses including reasonable legal fees and litigation expenses incurred by or imposed upon the Indemnitees (collectively, “Losses”) only by reason of Company’s acts and/or omissions and/or which derive from Company’s use, development, manufacture, marketing, sale and/or sublicensing of the licensed technology except to the extent such Losses are determined to have resulted from the gross negligence or willful misconduct of Indemnitees.

Note 8 - Contingent Liabilities and Commitments (cont’d)

E.	Indemnification agreements (cont'd)

Additionally, upon the commencement of any clinical trial, the Company is obligated to procure and maintain comprehensive clinical trial liability insurance in amounts commensurate with accepted commercial practice. All required insurance will be at the Company’s sole cost and expense. The Company acquired a clinical trial insurance policy providing Yissum as an additional named insuree. The Company is obligated to obtain comprehensive general liability insurance which shall provide contractual liability coverage for the Company’s indemnification under its agreement with Yissum (see D above). As of December 31, 2009, the Company is in compliance with the terms of the agreement.

In July 2006, the Company approved the granting of letters of indemnification to directors and officers serving at that time and in the future. In this context, the Company committed that in addition to the terms of indemnification established in its Articles of Incorporation, it would indemnify each of the Directors and Officers for debts or expenses, as detailed in the letter of indemnification, borne on account of activities performed by virtue of their position as Directors and Officers of the Company or of another company, partnership, joint venture, etc. connected directly or indirectly with one or more of the events detailed in the letter of indemnification. See also indemnification in 8F and 8G below.

F.	Clinical Trial Agreements between the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”)

1.	Between November 2007 and December 2009, the Company signed clinical trial agreements with eight medical centers in Israel and BCG Oncology in the U.S.

Under the Clinical Trial Agreements, the Hospitals will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with superficial bladder cancer and subject to compliance with the requirements set forth in the Agreement. In consideration of the Hospitals’ undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the Hospitals based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement. As of December 31, 2009, the Company is not aware of any need for such indemnification.

2.	Between April 2009 and December 2009, the Company signed clinical trial agreements with three medical centers in Israel and two university hospitals in the U.S.

Under the Clinical Trial Agreements, the Hospitals will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with ovarian cancer and subject to compliance with the requirements set forth in the Agreement. In consideration of the Hospitals’ undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the Hospitals based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement. As of December 31, 2009, the Company is not aware of any need for such indemnification.

Note 8 - Contingent Liabilities and Commitments (cont’d)

F.	Clinical Trial Agreements between the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”) (cont’d)

3.	Between May 2009 and December 2009, the Company signed clinical trial agreements with three medical centers in Israel and a medical center in the USA.

Under the Clinical Trial Agreements, the Hospitals will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with pancreatic cancer and subject to compliance with the requirements set forth in the Agreement. In consideration of the Hospitals’ undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the Hospitals based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement. As of December 31, 2009, the Company is not aware of any need for such indemnification.

G.	Clinical Trial Agreements between Hebrew University of Jerusalem and the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”)

The University and the Company committed to indemnify the Hospitals, the study staff, and the employees and/or officers and/or representatives of any of the parties listed above (“Beneficiaries”) from and against all claims, demands, causes of action and suits of whatsoever kind or nature based on damages claimed to have been caused as a result of the performance of the Study and/or any procedures prescribed in the Protocol and/or pertaining to the study (“Loss”) conditional to the following conditions: (i) the Loss was not caused as a result of negligence or misconduct of the Beneficiaries; and (ii) the Beneficiaries performed the study in accordance with the Protocol and the additional requirements set in the clinical trial agreement. The Company shall obtain and maintain at all times during the term of clinical trial agreement and thereafter for a period not less than the applicable statute of limitations, a comprehensive general liability insurance policy for reasonably cognizable claims arising from the activities to be undertaken pursuant to clinical trial agreement in the minimum amount of $3 million dollars per incident. As of December 31, 2009, the Company is in compliance with the terms of the agreement.

Note 8 - Contingent Liabilities and Commitments (cont’d)

H.	Operating leases

1.           Vehicles

The Company has lease agreements for 9 vehicles for 36 months each. As required by the agreements, the Company deposited a security deposit to ensure the fulfillment of its contractual commitment. At December 31, 2009, the balance of the deposit was $26 thousand and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.
The minimum annual payments in connection with the agreements are as follows:

U.S. dollars
in thousands
2010	$76
2011	59
2012	$15

2.           Rental Agreement

In November 2006 the Company entered into a rental agreement for its offices for a 24 month period with optional extension. During 2008 and 2009 the Company extended the rental agreement for additional periods of 12 months until September 16, 2010. The monthly rental (including maintenance fee and parking) is $4 thousand + VAT. The Company presented the lessor with a bank guarantee in the amount of $12 thousand which was increased to $15 thousand in 2009, to ensure fulfillment of its contractual obligations.

The following table summarizes the Company’s rent expense for the periods presented:

			Cumulative from inception to December 31,
	2009	2008	2009
	U.S. dollars in thousands
Rent expense	$48	$48	$181

The minimum annual payment in connection with the agreement is as follows:

U.S. dollars
in thousands
2010	$36

Note 8 - Contingent Liabilities and Commitments (cont’d)

I.	Consulting Agreements

1.
As of July 2008, the Company entered into an agreement with Tikcro Technologies Ltd., whereby in exchange for consultancy services provided by it, the Company will pay Tikcro Technologies Ltd. an annual amount of $30 thousand, 63,939 common shares and reimbursement of expenses. The Company recorded in the first year of the agreement a provision in the amount of $40 thousand in connection with these shares. The Company believes that it did not receive the consultancy services as provided for in the agreement for that year. Therefore, the Board of Directors of the Company, with the advice of its legal advisor, decided to cancel the provision. As of the date of these financials statements, the Company has not paid these fees and the companies are in discussions regarding the consulting fee. In July 2009, the Company began to receive consultancy services and as such, recorded as general and administrative expenses approximately $15 thousand for these services and an additional $28 thousand in regard to the 63,939 shares issued for the second year of the agreement. Additionally, the Company has recorded as a prepaid expense approximately $28 thousand in connection with these shares.

2.
In October 2009 the Company signed an agreement with a financial advisor with regard to raising capital until May 10, 2010. As part of the agreement, the Company committed to pay a fee to the advisor, to be derived from amounts raised.

J.            Liabilities for the payment of grant to the Jerusalem Development Authority (JDA)

In November, 2009, the Company received from the JDA a grant of $35 thousand and anticipates an additional grant in 2010. In accordance with the terms of the agreement between the Company and the JDA, the Company is obligated to pay royalties at a rate of 4% of revenues from sales of the product developed, up to an amount equal to the grants received. The grant is linked to the Israeli Consumer Price Index.

Note 9 - Stockholders' Equity

A.	Stock splits

1.
In November 2005, the Company's board of directors approved a 1:30 split of the Company's stock. Therefore, the number of authorized and issued shares of the Company increased from 100,000 to 3,000,000.  At the same time, the Company's board of directors approved a further increase in the number of authorized shares to 6,137,609, comprised of 5,000,000 shares of common stock, $0.01 par value and 1,137,609 shares of Series A convertible preferred stock par value of $0.01. The stock split was recorded retroactively from inception in accordance with ASC subtopic 505-10 (previously referred to as Accounting Research Bulletin (“ARB”) No. 43).

2.	In July 2006, the Company’s board of directors approved a 1:2.855 split of the Company’s stock. The stock split was recorded retroactively from inception in accordance with ASC subtopic 505-10.

Note 9 - Stockholders' Equity (cont’d)

B.	Composition

	As of December 31, 2009		As of December 31, 2008
Number of shares
		Issued and		Issued and
	Authorized	outstanding	Authorized	outstanding
Common stock, $0.01 par value
Each	50,000,000	16,356,550	50,000,000	16,292,611

On October 1, 2009, the Board of Directors of the Company resolved to increase the authorized capital of the Company to 65,000,000 common shares, subject to a future resolution of the general meeting of the stockholders and future resolution of the Board, which was not received as of balance sheet date (See Note 13).

C.	Common Stock

1.	In October 2004, the Company issued 4,282,500 shares of common stock to two of the Company's founders, for no consideration, as founders’ shares.

2.
In November 2005, pursuant to an agreement signed in October 2005, the Company issued 360,955 shares of common stock to Yissum, resulting from the conversion of stockholder loans totaling $300 thousand.

3.
In December 2005, the Company issued 2,854,532 shares of Series A convertible preferred stock for consideration of $2,296,000, net of expenses incurred in connection with the fund raising of $76 thousand, including $473 thousand which was in transit at the balance sheet date and is recorded in 2006.

During the first quarter of 2006, the Company issued 397,057 shares of Series A convertible preferred stock for consideration of $295 thousand, net of expenses incurred in connection with the fund raising of $35 thousand. In March 2006, the Company issued to Yissum 72,192 shares of Series A convertible preferred stock in consideration for expenses paid by Yissum on the Company’s behalf of $60 thousand.

The Series A convertible preferred stock conferred, inter alia, voting rights, preferential rights in all that relates to the distribution of the Company's assets upon liquidation and income from a merger or acquisition of all or most of the Company's shares or assets and anti-dilution rights if the Company allots shares or rights to shares at a price below that paid by the Series A convertible preferred stockholders.

4.
In conjunction with the Company’s initial public offering on the TASE, the 3,323,781 of Series A convertible preferred shares were converted into shares of common stock, $0.01 par value, on a 1:1 basis. The conversion was completed on August 14, 2006.

Note 9 - Stockholders' Equity (cont’d)

C.	Common Stock (cont’d)

5.	In August 2006, the Company filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange, offering to the public the following securities:

a.           Common stock - 3,200,000 quoted shares, $0.01 par value each.

b.	Series (1) Warrants – 2,500,000 quoted option warrants that are exercisable into 2,500,000 common shares until August 18, 2008, $0.01 par value, at an exercise price of $2.12 each.

c.	Series (2) Warrants – 2,500,000 quoted option warrants that are exercisable into 2,500,000 common shares until August 11, 2010, $0.01 par value, at an exercise price of $2.65 each.

d.	The marketable securities were offered to the public in 100,000 units that were composed of 32 ordinary shares, 25 Series (1) Warrants and 25 Series (2) Warrants, at a price of $55.89 per unit.

The offering was consummated on August 14, 2006 upon the issuance of 3,200,000 shares of Common Stock, 2,500,000 Series 1 Warrants and 2,500,000 Series 2 Warrants. The gross proceeds received by the Company totaled $5,653,000. The expenses incurred in connection with the public offering totaled $1,035,000, of which $358 thousand was due to warrants granted to underwriters as discussed in section G below. The net proceeds of the offering was allocated between stock and warrants based on their relative fair values.

6.	In February 2008, the Company increased its authorized share capital to 50 million shares.

7.
In May 2008, the Company executed a private placement allocation of 650,000 common shares to Clal Biotechnology Industries Ltd. (“CBI”) at a price of NIS 3.52 per share, the average closing price of the Company’s shares on the Tel Aviv Stock Exchange over the thirty trading days preceding he Company’s Finance Committee recommendation to approve the transaction. The gross proceeds of the allocation of $653 thousand, less $16 thousand in allocated expenses, were credited to additional paid-in capital upon the allocation of Company shares to CBI.

Note 9 - Stockholders' Equity (cont’d)

C.	Common Stock (cont’d)

8.
In July 2008, the Company carried out private placements with institutional investors (the “Investors”), whereby 3 investors received an aggregate amount of 1) 1,222,780 shares of common stock (at a price of 59.7 cents per share) (the “Common Shares”), 2) non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of up to 5,058,002 common shares (at a conversion  price of 71.6 cents per share) and 3) non-registered warrants (the “Warrants”) to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) exercisable for 5 years. The Company's gross proceeds from the private placements were $3,650,000 (NIS 12,662,000). As long as they are not converted, the Convertible Notes Payable bear dollar - linked interest of 10% per annum, to be added to the principal (and considered as part of the principal for the purposes of conversion) for the first nine quarters and paid quarterly thereafter, for the remaining 7 quarters.

The Convertible Notes Payable are convertible, in whole or in part at the option of the holder at any time prior to July 31, 2012, into a number of shares of the Company’s common stock equal to the principal amount of the notes payable, including capitalized interest accrued between July 31, 2008 and July 31, 2010, at a price of 71.6 cents per share.  The conversion price and terms of the Convertible Notes Payable are subject to certain adjustments.  The Convertible Notes Payable mature, and any principal amount thereunder not converted into shares of common stock becomes due and payable, on July 31, 2012. The Warrants are exercisable at any time prior to July 29, 2013 for a per share exercise price of 71.6 cents.

Pursuant to the terms of the agreements entered into by the Company in connection with the private placement, until such time as the Company has raised equity financing in excess of $15,000,000 (excluding any amounts invested by the Investors and $5,000,000 raised in equity financings consummated within three months of the closing of the transactions contemplated by these agreements), if the Company issues any securities to any party for a per share purchase price, conversion price or exercise price, as applicable, less than any of the per share purchase price, conversion price or exercise price paid or payable for the shares of our common stock, convertible debentures or warrants, respectively, issued to the Investors in the transaction, the Company will be (i) obligated to issue an additional number of shares of its common stock such that the number of shares originally issued to the Investors at the closing plus such number of additional of shares of its common stock equal the number of shares of its common stock that would have been issued at the price at which it sold its securities such subsequent issuance for the purchase price paid at the closing for shares of its common stock, and (ii) the conversion price of Convertible Notes Payable and the exercise price of the Warrants shall be reduced to equal the price at which its securities were sold in such subsequent issuance.

Note 9 - Stockholders' Equity (cont’d)

C.	Common Stock (cont’d)

The $3,650,000 of proceeds from the private placements were first allocated to the Warrants, which were classified as derivative instruments. The Warrants are considered derivatives since they are not indexed solely to the Company’s own stock as they must be settled in a currency other than the Company’s functional currency, and the Warrants meet all of the characteristics of a derivative instrument. The allocation is based on their fair value, and the residual amount was allocated among the Common Stock and the Convertible Notes Payable based on their relative fair values (see Note 7).

The Convertible Notes Payable were classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable is accrued to the value of the instrument. During the current period, interest expense of approximately $282 thousand was recorded.

The Warrants have been recorded as a liability, as mentioned above, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. Changes in the fair value are included in the Statement of Operations. During the current period the fair value of the Warrants increased by $2,561,000, of which $2,293,000 is recorded in the statement of operations in revaluation of warrants income (the primary drivers of this change are described in a table further on in this note) and $268 thousand is included in other comprehensive loss representing foreign currency translation differences.

The difference between the effective conversion rate of the Convertible Notes Payable as compared to the fair market value of the Company's common stock on the date of issuance represents a beneficial conversion feature. Thus, the Company recorded an additional discount to the Convertible Notes Payable with a corresponding increase in additional paid-in capital of $1,372,000. The aforesaid discount relating to the beneficial conversion feature is amortized to interest expense, using the effective interest method, over the four year life of the Convertible Notes Payable from the date of issuance. As of December 31, 2009, approximately $68 thousand of such discount has been amortized since the issuance in July 2008.

Note 9 – Stockholders’ equity (cont’d)

C.	Common Stock (cont'd)

U.S. dollars
in thousands
Initial recording:
Gross proceeds	$3,650

Issuance of Common Stock	(12)
APIC resulting from issuance of Common stock	(262)
Discount resulting from the issuance of Warrants	(1,828)
Discount resulting from the Beneficial Conversion Feature	(1,372)

Balance of Convertible Notes Payable at July 30, 2008	$176

U.S. dollars
in thousands
Movement subsequent to issuance:
Initial valuation at July 30, 2008	$176
Accrued interest	118
Amortizations of discounts from closing through December 31, 2008	9
Balance of Convertible Notes Payable at December 31, 2008	303
Accrued interest	282
Amortizations of discounts for the year ended December 31, 2009	59

Balance of Convertible Notes Payable at December 31, 2009	$644

If the Convertible Notes Payable are not converted before July 31, 2012, the Company will need to pay a total of $3,621,000.

9.	With respect to the 63,939 common shares issued to Tikcro Technologies Ltd. for consultancy services see Note 8I.

D.	Treasury Stock

During August, 2008, the Subsidiary purchased 1,812,756 Series 1 Warrants of the Company from a third party at a price of NIS 0.02 each. The Subsidiary exercised these warrants to common stock at a strike price of NIS 9.73 per share, paid to the Company by an equity investment by the Company in the Subsidiary. During the year ending December 31, 2009, the Company sold 1,812,756 shares of treasury stock, at an average price of NIS 3.38 (approximately $0.865) per share, and total proceeds of $1,568,000. Following the sale, the Company did not hold any shares of treasury stock. The difference between the total proceeds and the initial relative cost of the treasury stock in the amount of $3,383,000 was recorded as an increase to the accumulated deficit.

Note 9 - Stockholders' Equity (cont'd)

E.	Stock Option Plans

1.
The Company provides for direct grants of common stock, and common stock options to employees and non-employees through the 2004 Stock Option Plan (the 2004 Plan) and the 2007 Stock Option Plan (the 2007 Plan).

The Company’s stockholders approved the 2004 Plan in November 2004, following its adoption by the Company’s board of directors. Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. As of December 31, 2009, there are no options available under the 2004 Plan. The total number of Company shares of common stock reserved and available for grant under the 2004 Plan was set at 2,024,003 upon its adoption. As of December 31, 2009, no options are available under the 2004 Plan.

In January 2007, the Company’s Board of Directors approved the 2007 Plan. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of Common stock reserved and available for grant under the 2007 Plan was set at 2,000,000 upon its adoption. As of December 31, 2009, there are 213,500 options available under the 2007 Plan.

All options expire ten years after grant date and may be exercised following the employee’s termination by the Company for any reason other than cause, for a period of between 1-24 months. Vesting terms are not defined in the Plans but are determined by the Company’s board of directors at the time of the grant.

2.
The stock option plan was approved in accordance with Section 102 of the Israeli Income Tax Ordinance (for the Israeli employees) as a "capital track" plan, whereby the options will be deposited with a trustee for a period of at least two years when the options were granted.  The option recipients will pay tax deriving from the benefit at the time the shares are realized, but no expense related to them will be recognized for tax purposes by the Company.  The options to the consultants, which could not be recorded under Section 102 of the Israeli Income Tax Ordinance, will be taxed to their recipients as ordinary income, when the options are exercised, under Section 3(I) of the Israeli Income Tax Ordinance.

Note 9 – Stockholders' Equity (cont'd)

F.            Allotment of stock options to employees, directors and consultants of the Company and the Subsidiary as of December 31, 2009

The expenses recorded in the statement of operations on account of stock-based transactions were $212 thousand and $40 thousand for the years ending December 31, 2009 and 2008, respectively, and $1,613 for the development stage period (cumulative from inception).

The options that were granted in 2004 were with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to the Company’s share price at the grant date, based on stock issuances that took place surrounding the grant date.

The parameters used in the valuation of the option granted in 2006, 2008 and 2009, based on the Black–Scholes-Merton model, are as follows:

				Estimate value
		Expected		of the stock
		average term of		price on the
Year	Volatility	the option	Risk-free rate	grant date*
2006	0.6	3 years	4.07%-5.00%	$0.83-$1.45
2008	0.6	10 years	6.3705%	$0.10
2009	0.8	10 years	4.9553%	$0.63

*	The market price is fixed in New Israeli Shekel are translated at exchange rate on date of grant.

The fair value of options granted to non-employees has been computed and accounted for in accordance with ASC subtopic 505-50 and 718-10 (previously referred to as SFAS 123(R) and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services), and was measured according to the Black-Scholes-Merton option-pricing model with the parameters discussed in the table below, and unvested options are revalued at the end of each reporting period.

		Contractual term	Share price as of
Year	Volatility	of the option	December 31,	Risk-free rate
2008	0.6	10 years	NIS 0.405	6.3705%
2009	0.8	10 years	NIS 2.435	5.1278%

G.	Options outstanding

1.	The following table summarizes information about stock options outstanding as of December 31, 2009, except for milestone based options:

Options outstanding				Options exercisable
	Weighted				Weighted
	average				average
	remaining	Weighted			remaining	Weighted
	contractual	average	Aggregate		contractual	average	Aggregate
Number	term	exercise	intrinsic	Number	term	exercise	intrinsic
outstanding	(years)	price	value	outstanding	(years)	price	value
256,951	5.00	$0.01		256,951	5.00	$0.01
78,426	6.55	$0.08		78,426	6.55	$0.08
902,612	8.92	$0.33		300,814	8.92	$0.33
390,000	8.92	$0.60		215,000	8.92	$0.60
744,000	9.92	$0.84		119,000	9.92	$0.84
2,371,989	8.73	$0.49	$505	970,191	7.81	$0.35	$288

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

			Remaining
	Number of		contractual
	options granted	Exercise price	term	Fair value
Consultants	543,711	$0.01-$0.33	5-8.92 years	$0.06-$1.18
Directors	430,000	$0.597-$0.84	8.92-9.92 years	$0.04-$0.51
Employees	1,398,278	$0.08-$0.84	6.42-9.92 years	$0.06-$1.60

Total	2,371,989

The stock options with exercise prices fixed in New Israeli Shekel are translated at year-end exchange rates.

Note 9 – Stockholders' Equity (cont'd)

G.	Options outstanding (cont'd)

2.           The following table summarizes the Company’s stock option activity during 2009:

		Weighted
	Number of	average exercise
	stock options	price
Balance at January 1, 2009	1,667,989	$0.33

Granted:
CEO	450,000	$0.84
Directors	40,000	$0.84
Employees	254,000	$0.84
Forfeited	(35,938)	$0.33
Expired	(4,062)	$0.33
Exercised	-	-

Balance at December 31, 2009	2,371,989	$0.49

During 2008, a director and consultants exercised 208 thousand options at an exercise price of $0.01 per share. For the years ending December 31, 2009 and 2008, the Company received from the exercise of options $0 thousand and $2 thousand, respectively, and additional paid-in capital increased accordingly. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0 thousand and $110 thousand.

The weighted average fair value of options granted for the years 2009, 2008 and cumulatively was $0.51, $0.05 and $0.43 per option, respectively.

3.	Performance based options

An additional grant of 150,000 options is subject to market and performance based conditions. No share-based payment expense has been recorded in the statement of operations with respect to this award of 150,000 contingent options.

Note 9 – Stockholders' Equity (cont'd)

G.                 Options outstanding (cont’d):

As of December 31, 2009, there was $289 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows (in thousands):

Year ending December 31	$
2010	$172
2011	75
2012	34
2013	8

$289

H.
On August 1, 2006, the Company signed an agreement with underwriters in connection with its IPO on the Tel Aviv Stock Exchange. Upon the signing of the agreement, the Company issued 300,000 warrants to the underwriters, par value $0.01. The warrants can be exercised, either in part or in whole, for a period of four years from the time that the closing price of the Company’s shares on the stock market for a period of 30 consecutive trading days shall be at least 130% of the price of the shares at the time of the offering, such that the exercise price of the warrants shall be 30% of the share price at the offering.

Based on the Up & Call model, the fair value of each warrant that was granted is NIS 5.20 (approximately $1.19) and the total fair value of the warrants issued to the underwriters is $358 thousand. The parameters used in the valuation were the weekly volatility of 5.15% and a risk-free interest rate of 4%.

I.           Dividend Distribution Policy

In the Company’s prospectus published on August 3, 2006, the Company stated that in light of the fact that it had incorporated in the U.S., an agreement had not yet been reached with the clearing-house of the Tel Aviv Stock Exchange (“TASE”) concerning procedures to apply when the Company distributes dividends – specifically as it regards the withholding of tax under U.S. law and required reporting. Therefore, the Company committed not to distribute dividends or any other payment to stockholders until an agreement is formalized with the TASE on this matter. The Company further committed to act to finalize such an agreement as soon as possible. As of the balance sheet date, an agreement has not been finalized.

Note 10- Taxes on Income

A.           Tax laws applicable to the Company

The Parent is taxed under the laws of the United States. The Parent was registered as a foreign tax reporting company in Israel and will be taxed in accordance with the Treaty to Prevent Double Taxation between Israel and the US.
The Subsidiary is taxed under the Israeli Income Tax Ordinance and Income Tax (Inflationary Adjustments) Law - 1985 (the " Inflationary Adjustments Law").  Under the Inflationary Adjustments Law, the Subsidiary's results for tax purposes are measured after adjustment to changes in the Israeli CPI. On February 26, 2008, the Israeli Income Tax Law (Inflationary Adjustments) (Amendment No. 20) (Restriction of Period of Application) – 2008 (“the Amendment”) was passed by the Knesset. According to the Amendment, the Inflationary Adjustments Law will no longer be applicable subsequent to the 2007 tax year, except for certain transitional provisions.
Further, according to the Amendment, commencing with the 2008 tax year, the adjustment of income for the effects of inflation for tax purposes will no longer be calculated. Additionally, depreciation on fixed assets and tax loss carryforwards will no longer be linked to future changes in the CPI subsequent to the 2007 tax year, and the balances that have been linked to the CPI through the end of the 2007 tax year will be used going forward.

B.           Tax rates applicable to the Company

1.           The Parent
The federal tax rates applicable to the Parent, which is incorporated in the United States, are the (progressive) corporate tax rates of up to 34%.

At December 31, 2009, the Parent had net operating loss (“NOL”) carryforwards in the US amounting to $1,794 thousand, which will expire beginning in 2024 to 2029. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company’s IPO and recent financing activities, may limit the Parent’s ability to utilize its NOL and credit carryforwards although the Parent has not yet determined to what extent.

2.           The Subsidiary
The Subsidiary is taxed under the Israeli Income Tax Ordinance and Income Tax (Inflationary Adjustments) Law - 1985 (the " Inflationary Adjustments Law").  Under the Inflationary Adjustments Law, the Subsidiary's results for tax purposes are measured after adjustment to changes in the Israeli CPI. On July 14, 2009, the Israeli Parliament (the Knesset) enacted an amendment to the Income Tax Ordinance (No. 147), the Law for Economic Efficiency, which stipulates, inter alia, that the corporate tax rate will be gradually reduced to the following tax rates: 2009 – 26%; 2010 – 25%; 2011 – 24%; 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015– 20% and 2016 and thereafter – 18%.  This amendment did not have a material effect on the financial position of the Company. At December 31, 2009, the Subsidiary had NOL carryforwards in Israel amounting to NIS 51 million (approximately $13 million), which under the current tax law can be carried forward indefinitely.

Note 10– Taxes on Income (cont'd)

C.	The components of loss (income) before income taxes were:

			Amounts
			accumulated
			during
			development
	2009	2008	stage
	U.S. dollars in thousands
US	$4,202	$(1,082)	$4,294
Non-US	2,601	4,024	12,836

	$6,803	$2,942	$17,130

D.	Income tax expense (benefit)

Income tax benefit attributable to income from continuing operations consists of the following:

	Current	Deferred	Total
U.S. dollars in thousands
Year ended December 31, 2009:	$-	$-	$-

Year ended December 31, 2008:	-	-	-

Amounts accumulated during development stage	$-	$-	$-

Income tax expense (benefit) for the years ended December 31, 2009 and 2008 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Years ended December 31
			Amounts
			accumulated
			during
			development
	2009	2008	stage
	U.S. dollars in thousands
Computed “expected” tax benefit	$(2,313)	$(1,000)	$(5,825)
Non-deductible stock-based compensation	86	77	509
Fair valuation adjustment of Warrants	1,053	(552)	502
Foreign tax rate differential	208	282	731
Other	2	6	15
Change in valuation allowance	964	1,187	4,068

Actual income tax expense (benefit)	$ -	$ -	$ -

Note 10 – Taxes on Income (cont'd)

E. Deferred tax assets and liabilities

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liability are set out as follows:

	Years ended December 31
	2009	2008
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carryforwards	$3,042	$ 2,113
Deferred research & development charge	537	612
Stock-based compensation expense	-	-
Patent costs	-	-
Liability for accrued vacation pay	15	17

Total gross deferred tax assets	3,594	2,742

Valuation allowance	(3,584)	(2,737)

Total net deferred tax assets	10	5

Deferred tax liabilities:
Asset for employee severance benefits, net	(10)	(5)
Securities income	-	-

Total gross deferred tax liabilities	(10)	(5)

Net deferred tax asset	$ -	$ -

Because of the Company’s lack of earnings history, management believes that it is more likely than not that the Company will not realize the benefits of these deductible temporary differences. Accordingly, its deferred tax assets have been offset by valuation allowance at December 31, 2009 and 2008. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008, was an decrease of $847 thousand, $956 thousand, respectively, and $3,584 thousand for the development stage period.

Note 10 - Taxes on Income (cont'd)

F	Accounting for uncertainty in income taxes

The Company adopted the provisions of ASC subtopic 740-10 (previously referred to as FIN 48) on January 1, 2007. Adoption of ASC subtopic 740-10 had no material impact on the Company’s consolidated results of operations and financial position. As a result, the Company did not record any cumulative-effect adjustment related to adopting ASC subtopic 740-10.
As of January 1, 2007 (adoption date) and for the 12-month periods ended December 31, 2008 and 2009, the Company did not have any unrecognized tax benefits and thus, no interest and penalties related to unrecognized tax benefits were recognized. The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next 12 months.
The Parent and its Subsidiary file income tax returns in the U.S. federal jurisdictions and non-U.S. jurisdictions. The Parent’s U.S. federal income tax returns are open to examination by the Internal Revenue Service for the tax years beginning in 2004. The Subsidiary's Israeli income tax returns remain subject to examination by the Israeli income tax authorities for the tax years beginning in 2004.

Note 11 – Related Party Transactions

	December 31,	December 31,
	2009	2008
	U.S. dollars in thousands

Business consulting fees paid to related
companies	$3	$71

As of December 31, 2009, half of the business consulting fees was paid to related companies, $28 thousand is recorded in prepaid expenses (See Note 6).

B.
In May 2006, the Company purchased a Directors and Officers insurance policy for the Company, limited to a liability of five million dollars ($5,000,000) per claim and in aggregate during the term of the policy. The term of the policy is until the May 21, 2010. The annual cost of the premium for the insurance policy is $16 thousand. Officers are not required to pay a deductible, while the deductible for the Company is $10 thousand throughout the world except for the USA and Canada, where the deductible for the Company is $50 thousand ($75 thousand for work-related claims).

Note 11 – Related Party Transactions (cont’d)

C.	In July 2006, the Company approved the granting of letters of indemnification to directors and officers serving at that time and in the future (see Note 8 E).

D.	As described in Note 8I, the Company entered into an agreement with Tikcro Technologies Ltd., an investor in the July 2008 private placement transaction, whereby it would receive consultancy services.

E.	On May 15, 2008, the Company executed a private placement allocation of 650,000 common shares to Clal Biotechnology Industries Ltd. (“CBI”) as described in Note 9C.

F.
On July 30, 2008, the Company carried out private placements with institutional investors (the “Investors”), whereby 3 investors received common stock, non-registered Convertible Notes Payable and Warrants as described in Note 9C.

Note 12 - Financial Instruments and Risk Management

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

B.           Concentrations of business risk

The Company uses materials required for our research and development activities that are currently available from a limited number of sources. The Company believes that it will not experience delays in the supply of critical components in the future. If the Company experiences such delays and there is an insufficient inventory of critical components at that time, the Company's operations and financial results would be adversely affected.

Note 13 – Subsequent Events

A.
At a General Meeting of the shareholders held on January 21, 2010, the shareholders authorized the increase of the authorized capital of the Company to 65,000,000 common shares at a par value of $0.01.

B.
On March 7, 2010, following the recommendations of the Compensation and Audit Committees, the Board of Directors appointed current director Mr. Doron Nevo as Chairman of the Board, and approved a compensation package including an allocation of 168,750 options (subject to approval of the TASE) at an exercise price of NIS 3.51 (the 22-day average closing price of the Company's shares on the TASE) (approximately $0.94) which shall vest over twelve calendar quarters, with an acceleration such that if he is removed from the position of Chairman (except for cause) in the first year, a total of 56,250 options will be vested, and if he is removed (except for cause) thereafter, whatever is already vested shall remain so, and an additional 14,063 options shall vest. Additionally, he shall receive a cash payment of NIS 31,700 (approximately $8,458) per year paid quarterly, plus NIS 2,120 (approximately $566) per day in which he participates in meetings of the Board or any committee of which he is a member. He shall also receive a per diem of $750 plus expenses for overseas travel, up to 10 days per year without coordination with the Board.

C.
On March 10 and March 11, 2010, the Company received an aggregate investment of NIS 10,590,000 from a number of investors. In return the Company allocated an aggregate amount of 3,590,000 shares, at a price per share of NIS 2.95 (approximately $0.78) and 3,590,000 non-registered warrants (the “Warrants”) to purchase 3,590,000 shares of common stock. The Warrants are exercisable at a price per share of NIS 4.25 (approximately $1.12) for four years. The securities allocated in this private placement form approximately 17.97% of the Company’s common stock after the allocation (approximately 17.92% on a fully-diluted basis). The private placement was approved by the Board of Directors on February 25, 2010. The Company has not yet determined the accounting impact of the investment, which is expected to be material.

Item 9A(T). CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of December 31, 2009, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, due to a transition period established by the rules of the Securities and Exchange Commission for newly-public companies.

During the year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.                      Other Information.

The Company held a special meeting of shareholders on January 21, 2010.  The following matters were voted upon and the results were as follows:

(1)           Orly Yarkoni and David Schlachet were nominated by management and elected by the shareholders to serve as independent directors for a term of three (3) years or until their respective successors are elected and qualified. The shareholders voted as follows:

	For	Against	Withheld
Orly Yarkoni	8,174,046	104,229	105,940
David Schlachet	8,174,046	104,229	105,940

(2)           The shareholders voted 7,457,575 shares in the affirmative to grant each independent director, elected at the Special Meeting, 30,000 options pursuant to the 2007 Stock Option Plan, 848,272 shares against and 78,168 shares abstained.

(3)           The shareholders voted 7,825,227 shares in the affirmative to approve payment of 1,800 NIS to the director, Mr. Aviv Boim, for each day in which he participates in a meeting of the Board of Directors of the Company or one of its committees, and to grant Mr. Boim 20,000 options pursuant to the 2007 Stock Option Plan, 480,820 shares against and 78,168 shares abstained.

(4)           The shareholders voted 8,201,818 shares in the affirmative to authorize the Board of Directors to increase the Company’s registered share capital by 15,000,000 common shares having a par value of 0.01 US dollars each, 104,229 shares against and 78,168 shares abstained.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our current directors, executive officers and key employees and those of our subsidiary are identified in the table below.

Name	Age	Position
Uri Danon	43	Chief Executive Officer
Ira Weinstein	54	Chief Financial and Operating Officer
Abraham Hochberg (2)	71	Chief Scientific Officer and Director
Patricia Ohana	53	Vice President of Clinical Development
Moshe Landsberg	58	Vice President of Technology
Doron Nevo (3)	54	Chairman of the Board of Directors
Aviv Boim (2) (3)	42	Director
Hanoch Rappaport (1) (3)	43	Director
David Schlachet (1) (2)	64	Director
Orly Yarkoni (1) (3)	54	Director

(1)	Member of the Audit Committee
(2)	Member of the Executive Committee
(3)	Member of the Compensation Committee

Biographical Information Regarding Directors, Executive Officers and Key Employees

Uri Danon

    Chief Executive Officer

In November 2009, Mr. Uri Danon began serving as our Chief Executive Officer. Mr. Danon served as our President between 2005 and 2006, and prior to that, has been Chief Executive Officer of Atox Bio, Ltd. (which develops treatments for autoimmune diseases and sepsis). He previously managed international projects for Teva Pharmaceutical Industries, Ltd., including the development of the drug Copaxone in a solution in pre-filled syringes (a drug with sales of over $2.8 billion per year), and was CEO of Epigenesis, Ltd., a cell therapy development company. He holds an MBA in Marketing from Bar Ilan University, and a B.Sc. in Industrial Engineering and Management from Tel Aviv University.

Ira Weinstein

   Chief Financial and Operating Officer

Mr. Weinstein has served as our Chief Financial Officer and as our Chief Operating Officer since May 2007. Prior to taking his position with us, Mr. Weinstein was Chief Executive Officer of Hapto Biotech (Israel) Ltd. from April 2004 to April 2007, and was Chief Executive Officer of Incure Ltd. from January 2004 to February 2005. Prior to these positions, Mr. Weinstein served as Chief Financial Officer and Chief Operating Officer of Keryx Biopharmaceuticals, Inc., a NASDAQ-listed public company. Mr. Weinstein also has served as a consultant to the New York State Department of Health and has held teaching positions at Baruch College, Touro College, St. John’s University and Coventry Polytechnic University. Mr. Weinstein holds an M.B.A. in Management and a Bachelor of Business Administration degree in Accounting from Baruch College, City University of New York.

Abraham Hochberg

   Chief Scientific Officer and Director

Professor Hochberg has served as our Chief Scientific Officer since December 2005, and as a member of our Board of Directors since March 2006. From July 2006 to October 2009, he served as our Chairman of the Board of Directors. Professor Hochberg has been a biochemist and molecular biologist in the Department of Biological Chemistry at the Hebrew University of Jerusalem for the past 48 years. Professor Hochberg is recognized as a world-leading expert on the H19 gene and is considered to have made many seminal contributions in the fields of imprinted genes, the H19 gene, the IGF2 gene and oncology. Professor Hochberg earned a Ph.D. in Molecular Biology, summa cum laude, from the Hebrew University of Jerusalem. He also holds a B.A. in Archeology from the Hebrew University of Jerusalem. As our technology is based on over 15 years of Prof. Hochberg’s research, he is qualified to serve on our Board by virtue of his unparalleled understanding of our business.

Patricia Ohana

   Vice President of Clinical Development

Dr. Ohana has served as our Vice President of Clinical Development since September 2006. Dr. Ohana also has been a biochemist and molecular biologist in the Department of Biological Chemistry at the Hebrew University of Jerusalem for the past 26 years. Dr. Ohana holds a Ph.D. in Biological Chemistry, a M.Sc. in Chemistry and a B.Sc. in Chemistry, each from the Hebrew University of Jerusalem.

Moshe Landsberg

    Vice President of Technology

Mr. Landsberg has served as our Vice President of Technology since April 2007. Prior to taking his position with us, Mr. Landsberg was the Chief Operating Officer of BioPreventative Ltd. (which later became Analyte Works Ltd.) and was Quality Assurance director at Common Sense Ltd., and Chief Operating Officer and Quality Assurance director at Lithotech Medical Ltd. Mr. Landsberg also served various executive positions at Biotechnology General (Israel) Ltd. for 17 years. Mr. Landsberg currently holds a teaching position at the Agriculture Faculty of the Hebrew University of Jerusalem and is a consultant to several leading pharmaceutical, biopharmaceutical and biotechnology companies in Israel including Teva Pharmaceutical Industries Ltd., Taro Pharmaceutical Industries Ltd., Perrigo Israel, MediWound Ltd., the Israeli Institute for Biological Research and the Weizmann Institute of Science. Mr. Landsberg holds a M.Sc. in Applied Microbiology from the Hebrew University of Jerusalem and a B.Sc. degree in Life Sciences from Tel Aviv University.

Doron Nevo

    Chairman of the Board

Mr. Nevo has served as a director since November 2004, and Chairman of the Board since March, 2010. Mr. Nevo has founded and served as President and Chief Executive Officer of a number of companies, including KiloLambda Technologies, Ltd., an optical components and subsystems company, NKO, Inc., a company that designs and develops carrier-grade IP telephony system platforms and establishes its own IP network; and Clalcom Ltd. and Barak, Ltd., leading international telecommunications carriers in Israel. Prior to Clalcom, Mr. Nevo held various executive positions with Sprint International, Inc. Mr. Nevo currently serves on a number of boards of directors of companies in various fields, including Audiocodes, Ltd., Elcom Technologies, Notox, Ltd. and Etgar Investment Portfolios Corp. Ltd. Mr. Nevo holds a B.Sc. in Electrical Engineering from the Technion in Haifa, Israel, and an M.Sc. in Telecommunications Management from Brooklyn Polytechnic. Mr. Nevo is qualified to serve on our Board of Directors by virtue of his vast business knowledge and experience.

Aviv Boim

    Director

Mr. Boim has served as a director since August 2008. Mr. Boim previously served as Chief Executive Officer of Tikcro Technologies, Ltd., and Orckit Communications Ltd., where he held the position of Chief Financial Officer for nearly ten years. Prior to joining Orckit, Mr. Boim was a banker with BT Alex. Brown Incorporated, an investment banking firm. Mr. Boim holds a B.A. and a M.A. in economics and management from Tel Aviv University and an L.L.B. from Tel Aviv University Law School. Mr. Boim currently serves on our Board of Directors as a representative, and is an affiliate, of Tikcro Technologies, Ltd. See “Security Ownership of Certain Beneficial Owners and Management — Voting Agreement” and “Certain Relationships and Related Transactions” below. Mr. Boim is qualified to serve on our Board of Directors by virtue of his investment banking and finance knowledge and experience which are relevant to a company in our position.

Hanoch Rappaport

    Director

Mr. Rappaport has served as a director since November 2004. Mr. Rappaport serves as the Chief Financial Officer of the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. Mr. Rappaport also served as corporate credit officer at Bank Hapoalim. Mr. Rappaport currently serves as Investment Manager at A. Heifetz & Co. Mr. Rappaport holds a B.A. in Economics and Political Science from Bar-Ilan University and an M.B.A. from the Tel Aviv International School of Management. Mr. Rappaport currently serves as a member of our Board of Directors and is an affiliate of the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. See “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions” below. Mr. Rappaport is qualified to serve on our Board of Directors by virtue of his finance knowledge and experience.

Orly Yarkoni

    Director

Ms. Yarkoni has served as a director since January 2010. She has amassed over 20 years in the insurance industry, most recently as CEO of IDI (Direct Insurance), Ltd. She has served as a member of the Board of Governors of the Israeli Securities Authority, and currently serves as a director of Peninsula Finance, Ltd., Menorah Mivtachim Insurance, Ltd., Ma'ayanot Eden, Ltd., Plasto-Sac, Ltd. and Amot Investments, Ltd. Ms. Yarkoni holds a B.Sc. (cum laude) in Mathematics from the Hebrew University of Jerusalem, Israel, and is a member of the Israeli Association of Actuaries. Ms. Yarkoni is qualified to serve on our Board of Directors by virtue of her vast business knowledge and experience, especially with publicly-traded companies.

David Schlachet

    Director

Mr. Schlachet has served as a director since January 2010. He was previously CEO of Syneron Medical Ltd., Managing Partner of Biocom (a venture capital fund specializing in the life sciences area), senior VP and CFO of Strauss Elite Holdings, VP Finance & Administration of the Weizmann Institute of Science, and CEO of the Weizmann Institute's technology transfer company, Yeda R&D Co. Ltd. Mr. Schlachet holds a B.Sc. in chemical engineering from the Technion, and an MBA (Finance) from the Tel Aviv University. Mr. Schlachet is qualified to serve on our Board of Directors by virtue of his vast business, scientific and finance knowledge and experience, particularly with biotechnology start-up companies.

Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

          Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that the Reporting Persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009.

CORPORATE GOVERNANCE

Our Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its stockholders. To that end, during the past year, the Board of Directors adopted corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the Securities and Exchange Commission, which our Board of Directors and management intend to periodically review and update, as appropriate.

As a result of the listing of our securities on the Tel Aviv Stock Exchange, we are subject to certain provisions of the Israeli Securities Law — 1968 (the "Securities Law"). Pursuant to Section 39A of the Securities Law, rules and regulations of the Israeli Companies Law – 1999 (the “Companies Law”) listed in the Fourth Schedule apply to issuers incorporated in jurisdictions outside Israel which offer securities to the public in Israel. Under Articles V, VI, VII, VIII, IX, XI and XII of our Amended and Restated Certificate of Incorporation, we are subject to such provisions of the Companies Law and the Israeli Securities Regulations to the extent permitted by Delaware law.

Corporate Governance Policies and Practices

We have instituted a variety of policies and practices to foster and maintain responsible corporate governance, including the following:

Corporate Governance Guidelines – The Board of Directors adopted Corporate Governance Guidelines, which collect in one document many of the corporate governance practices and procedures that had evolved over the years. These guidelines address the duties of the Board of Directors, director qualifications and selection process, Board operations, Board committee matters and continuing education. The guidelines also provide for annual self-evaluations by the Board of Directors and its committees. The Board of Directors reviews these guidelines on an annual basis. The guidelines are available on our website at www.biocancell.com, and free of charge in print to any interested party that requests them.

Corporate Code of Ethics – We have a Code of Ethics that applies to all of our employees, officers and members of the Board of Directors. The Code of Ethics is available on our website at www.biocancell.com, and free of charge in print to any interested party that requests it.

Board Committee Charters – Each of our Audit, Executive and Compensation Committees has a written charter adopted by our Board of Directors that establishes practices and procedures for such committee in accordance with applicable corporate governance rules and regulations. The charters are available on our website at www.biocancell.com, and free of charge in print to any interested party that requests them.

Director Independence Under Israeli Law
Pursuant to Sections 239 through 249A of the Companies Law, our Board of Directors must at all times include at least two directors who are elected by a majority of stockholders participating in the voting at a general meeting, where at least one of the following is true: (i) the majority of the votes represented at the stockholders’ meeting includes at least one-third of all of the votes of the non-controlling stockholders who participate in the voting (with abstentions not being included in the total votes of the foregoing stockholders); or (ii) the total number of opposing votes from among the stockholders referenced in subsection (i) does not exceed 1% of all of the voting rights in the Company. Directors elected in accordance with this provision are deemed to be “independent directors.”

For purposes of this provision, “control” is defined in the Securities Law as the ability to direct the activity of the Company, and a person or entity shall be presumed to control a Company if such person or entity holds 50% or more of the means of control of the Company such as the right to vote at a general meeting or a corresponding body of the Company or the right to appoint directors or the general manager of the Company. If at the time of the appointment of an independent director, all of the members of the Board of Directors are of one gender, the second independent director shall be of the other gender.

Any vacancy in the office of an independent director may be filled only by the stockholders and may not be filled by the remaining directors. If at any time there are fewer than two independent directors, the Board of Directors must call a special stockholders’ meeting for the election of independent directors. An independent director may only be removed from office if he/she ceases to meet the statutory requirements for his/her appointment, or if he/she violates his/her duty of loyalty to the Company. An independent director may only be removed by the decision of a court at the request of a director or stockholder, or by resolutions of both the Board of Directors and a general meeting of stockholders, where the latter requires the same special majority as is required for the election of an independent directors. An independent director is appointed for three (3) consecutive one-year terms, and he/she may be re-elected for three (3) additional consecutive one-year terms. An independent director is required to be a resident of the State of Israel, unless the company's shares have been offered to the public outside of Israel, or are listed on a stock exchange outside of Israel.

An independent director must have professional qualifications or accounting and financial expertise, and at least one of the independent directors must have accounting and financial expertise.

No individual may be appointed as an independent director if, at the time of appointment or at any time during the preceding two years, he/she, his/her relative, partner, employer or a corporate body of which he/she is a controlling party had an interest in the Company, in a person who was a controlling party of the Company at the time of the appointment, or in another corporate body. For the purposes of this provision, (i) “interest” means an employment relationship, commercial or professional ties in general or control, as well as service as an officer, other than service as a director who was appointed as an independent director in a Company that is due to offer shares to the public for the first time, and (ii) “other corporate body” means a corporate body in which the Company or controlling member of it is a controlling member at the time of the appointment or during the two years before the time of appointment.

A director in a Company cannot be appointed as an independent director in another Company if at that time a director of the other Company serves as an independent director of the first Company. An independent director may not receive any compensation from the Company, except as determined by applicable law and except for insurance coverage and indemnification by the Company’s bylaws or as determined by other applicable law. An individual cannot be appointed as an independent director if he holds any other position or owns any business which might give rise to a conflict of interest with his role as a director, or if such circumstances might harm his ability to act as a director. An individual cannot be appointed as an independent director if he is a member of the Israel Securities Authority or an employee thereof, or if he is a member of the Board of Directors or an employee of an Israeli stock exchange.

A general meeting of our stockholders at which the appointment of an independent director is on the agenda may only be convened if the nominee has declared that he/she fulfils the conditions required for appointment as an independent director.

Each committee of our Board of Directors authorized to exercise any of the powers of our Board of Directors must include at least one independent director.

For a period of two years following the termination of an independent director, a Company may not directly or indirectly enter into any employment, consulting or other arrangement for fees with such person, and such person may not serve as a director or officer of the Company, including a Company controlled by such person.

The Board of Directors has reviewed all material transactions and relationships between each director, or any member of his or her immediate family, and the Company, its senior management and its independent auditors. Based on this review and in accordance with its independence standards outlined above, the Board of Directors has affirmatively determined that each of Orly Yarkoni, David Schlachet, Hanoch Rappaport, Doron Nevo and Aviv Boim are independent under the rules of the NASDAQ Stock Market, Inc., and, as a result, we currently comply with the NASDAQ independence standards for board of directors composition.

Board Leadership Structure and Risk Oversight

We currently have separate individuals serving as Chief Executive Officer and Chairman of the Board.  Currently, our Chief Executive Officer is Uri Danon and our Chairman of the Board is Doron Nevo, who is deemed to be an “independent” director.  We have adopted Sections 95 and 121(c) of the Companies Law to the extent permitted by Delaware law, according to which, the Chairman of the Board may not serve as Chief Executive Officer or be granted any authority of the Chief Executive Officer, except by approval by special majority of a general meeting of our stockholders, such approval to be valid for no more than three years. Keeping the offices of Chief Executive Officer and Chairman of the Board separate, enables the Board to provide better governance of the activities of the Chief Executive Officer.

The Board of Directors nominates for election at annual and/or special shareholder meetings individuals to serve as directors of the Company and may elect individuals to fill any vacancies on the Board. The Board also participates in establishing and reviewing corporate objectives and strategies, and evaluates and approves significant policies and proposed major commitments of corporate resources. Management keeps the directors informed of Company activity through regular written reports and presentations at Board and committee meetings.

Board Nomination Policies and Procedure

Nomination Procedure – Companies listed on NASDAQ are not required to maintain starting compensation or nomination committees. They may instead rely upon a majority of independent directors sitting on the Board of Directors to discharge the duties of such committees, such as setting the compensation of executive officers and the nomination of directors. If the Board of Directors chooses to appoint a compensation or nomination committee, however, then the committee must be comprised of entirely independent directors. Under a narrow exception, a compensation or nomination committee with a minimum of three directors may contain one non-independent director who is not a current officer or employee of the company (or a family member of an officer or employee) if the Board of Directors finds under exceptional circumstances that the appointment of the non-independent director is in the best interests of the company and the stockholders. This non-independent committee member may not serve on the committee for more than two years. Although the company need not seek NASDAQ’s approval to rely on this exception, it must disclose the reliance on this exception in the company’s next annual proxy statement. The compensation committee of our Board of Directors would meet NASDAQ’s standards for independence. The sole member of our Compensation Committee, Doron Nevo would be deemed to be an independent director under NASDAQ’s independence standards. We do not maintain a standing Nomination Committee.  The three members of our Audit Committee, Orly Yarkoni, David Schlachet and Hanoch Rappaport would be deemed to be independent directors under NASDAQ’s independence standards.  Of the three members of our Executive Committee, David Schlachet and Aviv Boim would be deemed to be an independent director under NASDAQ’s independence standards.

Board Committees
Our Board of Directors has three standing committees – the Audit, Compensation, and Executive.  See below for a description of the responsibilities of the Board of Directors’ standing committees.

Board Access to Independent Advisors
The Board of Directors as a whole, and each of the Board of Directors committees' separately, has authority to retain and terminate such independent consultants, counselors or advisors to the Board of Directors as each shall deem necessary or appropriate.

Communications with Board of Directors

Direct Communications – Any interested party desiring to communicate with the Board of Directors or with any director regarding the Company may write to the Board of Directors or the director, c/o Avraham Hampel, Office of the Secretary, BioCancell Therapeutics Inc., Beck Science Center, 8 Hartom St, Har Hotzvim, Jerusalem 97775 Israel. The Office of the Secretary will forward all such communications to the director(s). Interested parties may also submit an email by filling out the email form on the Company’s website at www.biocancell.com. Moreover, any interested party may contact the non-management directors of the Board of Directors and/or the Chairman of the Board.

Annual Meeting – The Company encourages its directors to attend the annual meeting of stockholders each year. Prof. Abraham Hochberg and then-director Mr. Avi Barak attended the annual meeting of Stockholders held in March 2009.

Meetings of the Board of Directors and its Committees
During the fiscal year ended December 31, 2009, there were 17 formal meetings of the Board of Directors. All directors attended more than 75% of the meetings held for which they served as directors, except for Hanoch Rappaport and Alexander Levitzki. Currently, the Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. In 2009, the Executive Committee had five formal meetings, the Audit Committee had four formal meetings and the Compensation Committee had three formal meetings.

Under the Companies Law, the Audit Committee must have the following duties: (i) to identify deficiencies in the management of the company in consultation with its internal auditor and external auditors, and recommending corrective measures if needed; and (ii) to consider the approval of actions as set forth in Sections 255 and 268 through 275 of the Companies Law, including interested transactions.

The charter of our Audit Committee provides that our Audit Committee will be appointed by our Board of Directors and will oversee the following subjects: internal controls and risk management; internal audit; auditors, compliance, reporting responsibilities; and approval of transactions. Our Audit Committee must consist of no less than three members of the Board of Directors, two of which are considered independent directors under the applicable standards of Israeli law. Our Audit Committee is currently composed of three members: Orly Yarkoni, David Schlachet and Hanoch Rappaport, all of whom have been determined by our Board of directors to be an “Audit Committee Financial Expert” as such term is defined under Item 401(h)(2) of Regulation S-K.

Our Board of Directors also maintains a Compensation Committee whose duty is to make recommendations to our Board of Directors regarding employee and director compensation issues, including the compensation of new executives and directors, material changes to the compensation of current executives and directors, and the awarding of employee stock options. Our Compensation Committee is currently composed of four members: Doron Nevo, Hanoch Rappaport, Orly Yarkoni and Aviv Boim.

Upon and as a condition to the closing of the private placement of our securities to Clal Biotechnology Industries Ltd., Tikcro Technologies Ltd. and Provident Fund of the Hebrew University Ltd. in July 2008, our Board of Directors appointed an Executive Committee initially consisting of four members of the Board of Directors, Professor Hochberg, an independent director (currently David Schlachet), and the members of our Board of Directors nominated by each of Clal Biotechnology Industries Ltd. and Tikcro Technologies Ltd. As of the date of this proxy, CBI does not have a nominee on the Board of Directors, so the Executive Committee currently consists of three members of the Board of Directors: Professor Hochberg, Mr. Schlachet and Tikcro’s nominee, Mr. Aviv Boim. As required under the July 2008 private placement agreements, approval of our Board of Directors of the consummation of any material transaction involving us, the adoption of our annual budgets and any matters relating to our investment policies and working plan, are subject to the approval of our Executive Committee. The continued constitution of the Executive Committee is subject to the terms and conditions set forth in the Subscription and Registration Rights Agreement dated June 22, 2008.

Audit Committee Report
 (1) The Audit Committee reviewed and discussed the reviewed financial statements and related footnotes with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles.

(2) The Audit Committee discussed with Somekh Chaikin, a member firm of KPMG International, the Company’s independent registered public accounting firm (“Somekh Chaikin”), the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, relating to the conduct of the audit; and

(3) The Audit Committee has received the written disclosures and the letter from Somekh Chaikin required by the Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board.  The Audit Committee further discussed with Somekh Chaikin their independence and any relationships that may impact their objectivity and independence.

(4)  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the reviewed financial statements be included in our Form 10-K, filed with the Securities and Exchange Commission on March 18, 2010.

Submitted by the members of the Audit Committee

Orly Yarkoni
David Schlachet
Hanoch Rappaport

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid during the 2009 and 2008 fiscal years to our Chief Executive Officer and to our two most highly-compensated executive officers other than our CEO.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (1)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (1)	Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($) (1)		Total ($) (1)
Avi Barak (2) Chief Executive Officer and Director until11/09	2009	$133,253	$—	$—	$—		$—	$—	$74,284	(5)	$207,537
	2008	143,100	100,000	—	7,473	(4)	—	—	74,659	(5)	325,232
Uri Danon Chief Executive Officer from 11/09	2009	21,209	—	—	229,713	(3)	—	—	8,508	(6)	259,431
Abraham Hochberg Chief Scientific Officer	2009	101,866	—	—	—		—	—	48,004	(7)	149,870
	2008	102,099	3,654	—	4,982	(4)	—	—	52,904	(7)	163,639
Moshe Landsberg Vice President, Technology	2009	126,136	26,121	—	—		—	—	23,256	(8)	175,514
	2008	$134,492	$16,478	—	$13,708		—	—	$22,614	(8)	$187,292

(1)
All compensation received by our executive officers is paid in NIS. For the purposes of completing this table, we converted each NIS denominated amount into U.S. dollars by multiplying the NIS amount by the representative conversion rate as it was published by the Bank of Israel on each date on which the compensation was calculated, so that no single conversion rate has been used

(2)	Mr. Barak received compensation from us solely for his services as our Chief Executive Officer only, and not in his capacity as a member of our Board of Directors.
(3)
On September 21, 2009, our Board of Directors approved the conditions of Mr. Danon’s employment agreement which was entered into on October 18, 2009. Pursuant to the terms of Mr. Danon's employment agreement, Mr. Danon was granted options to purchase 450,000 shares of our common stock at an exercise price of 3.18 NIS (approximately $0.86) per share, pursuant to the 2007 Stock Option Plan, of which options to purchase 80,000 shares will vest immediately, and the remainder will vest over the course of four years, with partial acceleration in return for the achievement of pre-determined milestones by pre-set dates.

(4)
On October 22, 2008, our Board of Directors approved the grants to Mr. Barak and Professor Hochberg of options to purchase 180,000 and 120,000 shares of our common stock, respectively, under our 2007 Stock Option Plan. On December 3, 2008, the grant of these options was approved by our stockholders as an interested transaction under the Israeli Companies Law with a controlling shareholder due to Mr. Barak’s and Professor Hochberg’s execution of an Irreversible Voting Agreement with two of our stockholders. See “Security Ownership of Certain Beneficial Owners and Management — Voting Agreement” and “Corporate Governance — Business Combinations; Interested Transactions.”

(5)
The items described as All Other Compensation to Mr. Barak for the year ended December 31, 2009 include (i) $29,355 in expenses related to the use of a company car by Mr. Barak, (ii) $3,312 in expenses related to the use of a company cell phone by Mr. Barak, and (iii) $41,616 in contributions by our Israeli subsidiary to executive insurance for Mr. Barak’s benefit. The items described as All Other Compensation to Mr. Barak for the year ended December 31, 2008 include (i) $26,549 in expenses related to the use of a company car by Mr. Barak, (ii) $6,084 in expenses related to the use of a company cell phone by Mr. Barak, and (iii) $42,026 in contributions by our Israeli subsidiary to executive insurance for Mr. Barak’s benefit.

(6)
The items described as All Other Compensation to Mr. Danon for the year ended December 31, 2009 include (i) $2,165 in expenses related to the use of a company car by Mr. Danon, (ii) $0 in expenses related to the use of a company cell phone by Mr. Danon, and (iii) $6,343 in contributions by our Israeli subsidiary to executive insurance for Mr. Danon’s benefit.

(7)
The items described as All Other Compensation to Professor Hochberg for the year ended December 31, 2009 include (i) $20,557 in expenses related to the use of a company car by Professor Hochberg, (ii) $3,029 in expenses related to the use of a company cell phone by Professor Hochberg, and (iii) $24,419 in contributions by our Israeli subsidiary to senior employees insurance for Professor Hochberg’s benefit. The items described as All Other Compensation to Professor Hochberg for the year December 31, 2008 include (i) $22,581 in expenses related to the use of a company car by Professor Hochberg, (ii) $7,493 in expenses related to the use of a company cell phone by Professor Hochberg, and (iii) $22,830 in contributions by our Israeli subsidiary to senior employees insurance for Professor Hochberg’s benefit.

(8)
The items described as All Other Compensation to Mr. Landsberg for the year ended December 31, 2009 include (i) $21,922 in expenses related to the use of a company car by Mr. Landsberg, and (ii) $1,334 in expenses related to the use of a company cell phone by Mr. Landsberg. The items described as All Other Compensation to Mr. Landsberg for the year ended December 31, 2008 include (i) $21,041 in expenses related to the use of a company car by Mr. Landsberg, and (ii) $1,573 in expenses related to the use of a company cell phone by Mr. Landsberg.

Narrative to Summary Compensation Table

Our compensation committee evaluates and sets the compensation policies and procedures for our executive officers. Except as provided for in the employment agreements described below, annual reviews generally determine future salary and bonus amounts for our executive officers, as a part of the Company’s compensation procedures.

Employment Agreements

Avi Barak

Generally.   On April 4, 2006, we entered into an employment agreement with Mr. Avi Barak pursuant to which he served as our Chief Executive Officer on a full-time basis. Either we or Mr. Barak could terminate this agreement upon the provision of four months advance written notice to the other party expressing an intention to terminate the agreement. We could also terminate this agreement for cause, defined in the agreement as any of the following: (a) conviction of any felony involving moral turpitude affecting us; (b) action taken by Mr. Barak intentionally to harm us; (c) embezzlement of our funds; (d) falsification of records or reports; (e) ownership, direct or indirect, of an interest in a person or entity (other than a minority interest in a publicly traded company) in competition with our products or services; (f) any breach of Mr. Barak’s fiduciary duties or duties of care to us (except for conduct taken in good faith) which, to the extent such breach is curable, has not been cured by him within 15 days after his receipt of notice containing a description of the breach or breaches alleged to have occurred; (g) any material breach of his employment agreement which has not been cured by him within 15 days after his receipt of notice from us, containing a description of the breach or breaches alleged to have occurred; (h) any breach by Mr. Barak of his proprietary information, non-competition and assignment of inventions agreement with us; and (i) any other act or omission that constitutes “cause” under the laws of any jurisdiction in which the we conduct our business and in which Mr. Barak is employed at the time of such act. In addition, we could terminate this agreement in the event that Mr. Barak was prevented from continuing his employment with us due to medical reasons for two consecutive months or for an aggregate of 120 days per fiscal year. Mr. Barak must maintain the confidentiality of all proprietary information of ours that he receives through his employment with us. On August 11, 2009, we received a letter from Mr. Barak, announcing his intention to resign his position as CEO, effective January 30, 2010. We appointed Mr. Uri Danon as CEO in Mr. Barak’s place, as of November 1, 2009.

Salary and Other Social Benefits.   The agreement provided Mr. Barak with a monthly salary of $12,000. His salary was subject to adjustment throughout the term of the agreement due to increases in the Israeli Consumer Price Index. We also provided Mr. Barak with other social benefits such as a company car, executive insurance, a laptop computer and a cellular telephone. Mr. Barak was entitled to participate in our advanced studies fund and senior employees insurance. We reimbursed Mr. Barak for reasonable expenses incurred by him in the course of his employment with us. On December 1, 2008, Mr. Barak announced that in view of the global economic crisis, he agreed to reduce his monthly salary by 7.5%.

Bonuses.   We committed to pay Mr. Barak a one-time bonus of one percent of funds received between March 1, 2009 and March 1, 2012 (in any form, except for loans from banks and grants under the auspices of the Ministry of Industry, Trade and Labor, such as Chief Scientist grants and bi-national funds), provided that at least $10 million is raised and that Mr. Barak continued to hold a position with us. For the purposes of calculating the bonus, amounts provided by known pre-existing investors (i.e. entities from which we have received funds or assets prior to March 1, 2009) would be deducted from the total amount received. In any case, the bonus was not to exceed $100,000. This criteria for the award of this bonus were not reached before Mr. Barak’s resignation took effect.

Non-Competition and Non-Solicitation.   Under the terms of his employment agreement, Mr. Barak must refrain from competing with us during the term of his employment and for one year from the date of termination of his employment with us. Further, during his employment and for one year after his employment terminates, Mr. Barak may not offer or solicit any of our or our subsidiary’s employees, consultants, customers, suppliers, distributors, agents or contractors away from their dealings with us or our subsidiary. He also had to grant all rights in any products that he developed during the course of his employment with us to our Israeli subsidiary, BioCancell Therapeutics Israel Ltd.

Stock Option Grant.   Pursuant to the terms of Mr. Barak’s employment agreement, we granted Mr. Barak options to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share. Mr. Barak exercised these options on March 28, 2007. On October 22, 2008, our Board of Directors approved the grant to Mr. Barak of options to purchase 180,000 shares of common stock pursuant to our 2007 Stock Option Plan, at an exercise price of $0.597 per share. On December 3, 2008, the grant of these options to Mr. Barak was approved by our stockholders as an interested transaction under the Israeli Companies Law with a controlling shareholder due to Mr. Barak’s execution of an Irreversible Voting Agreement with several of our stockholders and Professor Hochberg, our Chief Scientific Officer. See “Security Ownership of Certain Beneficial Owners and Management — Voting Agreement” and “Corporate Governance — Business Combinations; Interested Transactions.” Upon his resignation, Mr. Barak forfeited unvested options to purchase 105,000 shares of common stock.

Mr. Uri Danon

Generally.   On October 18, 2009, we entered into an employment agreement with Mr. Uri Danon, pursuant to which he has served as our Chief Executive Officer since November 1, 2009. Either we or Mr. Danon may terminate this agreement upon the provision of ninety days advance written notice to the other party expressing an intention to terminate the agreement. We also may terminate this agreement for cause, defined in the agreement as including the following on the part of Mr. Danon: (i) a material breach of any term of the agreement; (ii) any breach of Mr. Danon's fiduciary duties to us, including, without limitation, any material conflict of interest for the promotion of his benefit; (iii) fraud, felonious conduct or dishonesty; (iv) embezzlement of our funds; (v) any conduct which is materially injurious to us, monetary or otherwise; (vi) conviction of any felony; (vii) misconduct, gross negligence or willful misconduct in performance of duties and/or responsibilities assigned in the agreement; or (viii) refusal to perform the duties and/or responsibilities assigned in the agreement for any reason other than illness or incapacity, or disregard or insubordination of any lawful resolution and/or instruction of the Board of Directors with respect to Mr. Danon's duties and/or responsibilities towards us.

Salary and Other Social Benefits.   The agreement provides Mr. Danon with a monthly salary of 42,000 NIS (approximately $11,350). His salary is subject to adjustment throughout the term of the agreement due to cost-of-living increases. We will also provide Mr. Danon with other social benefits such as a company car, a laptop computer, a cellular telephone, and pension and similar payments. We will reimburse Mr. Danon for reasonable expenses incurred by him in the course of his employment with us.

Bonuses.   Mr. Danon is entitled to receive a bonus at such time as we shall raise an aggregate amount of $10 million between January 30, 2010 and the termination of his employment with us, in any form, except for loans from financial institutions and grants under the auspices of the Israeli Ministry of Industry, Trade and Labor, such as Chief Scientist grants and bi-national funds. The amount of the bonus will be $100,000, subject to a deduction of a pro-rata portion based on  the funds raised provided by investors from which we have received funds or assets prior to January 30, 2010. Payment will be made in cash if more than $5 million in aggregate has been raised in equity offerings, or in stock options otherwise.

Non-Competition, Non-Solicitation and Confidentiality.   Under the terms of his employment agreement, Mr. Danon must refrain from competing with us during the term of his employment and for one year from the date of termination of his employment with us. Further, during his employment and for one year after his employment terminates, Mr. Danon may not offer or solicit any of our or our subsidiary’s employees away from their dealings with us or our subsidiary. He also must grant us all rights in any products that he develops during the course of his employment with us. In addition, Mr. Danon must maintain the confidentiality of all proprietary information of ours that he receives through his employment with us.

Stock Option Grant.   Pursuant to the terms of Mr. Danon's employment agreement, we granted Mr. Danon options to purchase 450,000 shares of our common stock at an exercise price of 3.18 NIS (approximately $0.86) per share, pursuant to our 2007 Stock Option Plan, of which options to purchase 80,000 shares vested immediately, and the remainder are vesting over the course of four years, with partial acceleration in return for the achievement of pre-determined milestones by pre-set dates.

Professor Abraham Hochberg

Generally.   On December 1, 2005, we entered into an employment agreement with Professor Abraham Hochberg pursuant to which he will serve as our Chief Scientist for a term of three years ending on December 1, 2008. Under the terms of this agreement, Professor Hochberg manages our research and development activities and reports these activities to our Board of Directors. We may terminate this agreement upon the provision of six months advance written notice. Professor Hochberg may terminate this agreement upon the provision of three months notice. We also may terminate this agreement for cause, meaning any of the following: (a) a material breach of Professor Hochberg’s obligations regarding confidentiality and non-competition, as set out in the agreement; (b) conviction of any felony involving moral turpitude affecting us; (c) any material breach of his employment agreement which has not been cured by him within 15 days after his receipt of notice from us, containing a description of the breach or breaches alleged to have occurred; (d) the habitual neglect or gross failure by Professor Hochberg to adequately perform the duties of his position; (e) any act of moral turpitude or criminal action connected to his employment with us; or (f) Professor Hochberg’s refusal to comply with or his violation of lawful instructions of our CEO or Board of Directors. In addition, we may terminate this agreement in the event that Professor Hochberg is prevented from continuing his employment with us due to medical reasons for 90 consecutive days or for an aggregate of 120 days per fiscal year, but in the event of such termination, Professor Hochberg will be entitled to receive three months additional salary from us and also severance payments in accordance with the Israeli Severance Pay Law. Professor Hochberg must maintain the confidentiality of all of our proprietary information that he receives through his employment with us. On October 22, 2008 our Board of Directors approved the extension of Professor Hochberg's employment agreement for a period of three years.

Salary and Other Social Benefits.   The agreement provides Professor Hochberg with a monthly salary of $6,000, which was raised to $8,500 in July 2007 upon the approval of our stockholders. In October 2008, our Board of Directors recommended that our stockholders restate Professor Hochberg’s salary at a fixed monthly rate of NIS 36,000. His salary is subject to adjustment throughout the terms of the agreement due to increases in the Israeli Consumer Price Index. We also provide Professor Hochberg with other social benefits such as a company car. Professor Hochberg is entitled to participate in our advanced studies fund and senior employees insurance as well as annual leave and convalescence pay and sick leave. We reimburse Professor Hochberg for reasonable expenses incurred by him in the course of his employment with us. On December 1, 2008, Professor Hochberg announced that in view of the global economic crisis, he agrees to reduce his monthly salary by 7.5% until further notice. On December 3, 2008, our stockholders approved the extension of the employment agreement and restatement of Professor Hochberg’s salary as an interested transaction under the Israeli Companies Law with a controlling shareholder, due to Professor Hochberg’s execution of an Irreversible Voting Agreement with several of our other stockholders. See “Security Ownership of Certain Beneficial Owners and Management —  Voting Agreement” and “Corporate Governance — Business Combinations; Interested Transactions”.

Bonuses.   Under the terms of his employment agreement, Professor Hochberg is entitled to an annual bonus, determined at the discretion of our Chief Executive Officer, in consultation with our Board of Directors, and subject to applicable law. Because Professor Hochberg is one of our significant stockholders, payment of this bonus is subject to the approval of our audit committee, our Board of Directors and our stockholders.

In addition, Professor Hochberg receives a bonus of 7.5% of the amount of grants that we receive in which he is listed as the leading researcher in the research to be funded by such grants, and that are approved for our use by our Board of Directors, other than grants provided by the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel.

Non-Competition and Non-Solicitation.   Under the terms of the employment agreement, Professor Hochberg may not offer or solicit any of our or our subsidiary’s employees, consultants, customers, suppliers, distributors, agents or contractors away from their dealings with us or our subsidiary during his employment and for 12 months after his employment terminates. Professor Hochberg has promised to cede to us all right, title and interest to any and all intellectual property created during his course of employment with us and has undertaken not to make use of it and not to compete with us for a period of twelve months after termination of his employment with us.

Agreement Regarding Allocation of Royalties With Yissum.  In accordance with the directives of the management of the Hebrew University of Jerusalem, any royalties that we pay pursuant to our exclusive license agreement with Yissum are allocated as follows: 40% to Professor Hochberg; 20% to Professor Hochberg's research laboratory; and 40% to Yissum and the Hebrew University of Jerusalem. For more information regarding this license agreement, see “Our Business — Material Operating Agreements”.

Stock Option Grant. On October 22, 2008, our Board of Directors approved the grant of options to purchase 120,000 shares of our common stock at an exercise price of $0.597 per share. These options will vest in twelve equal quarterly portions. On December 3, 2008, the grant of these options to Professor Hochberg was approved by our stockholders as an interested transaction under the Israeli Company Law with a controlling shareholder due to Professor Hochberg’s execution of an Irrevocable Voting Agreement with several of our stockholders and Mr. Barak, our Chief Executive Officer and a member of our Board of Directors. See “Security Ownership of Certain Beneficial Owners and Management — Voting Agreement” and “Corporate Governance — Business Combinations, Interested Transactions.”

Mr. Moshe Landsberg

Generally.   On February 15, 2007, we entered into a consulting agreement with Mr. Moshe Landsberg pursuant to which he serves as our Vice President of Technology on a part-time basis commencing on April 1, 2007, and later, upon mutual agreement, on a full-time basis. We may terminate this agreement upon the provision of four months advance written notice expressing our intention to terminate the agreement. Mr. Landsberg may terminate this agreement upon the provision of two months advance written notice to us expressing his intention to terminate the agreement. In addition, we may terminate this agreement in the event that Mr. Landsberg is prevented from continuing his consultancy with us due to medical reasons for two consecutive months or for an aggregate of 120 days per fiscal year. Mr. Landsberg must maintain the confidentiality of all of our proprietary information that he receives through his consulting with us.

Salary and Other Social Benefits.   The agreement provides Mr. Landsberg with a monthly salary of NIS 40,000 and NIS 50,000 as compensation for his part-time and full-time consultancy with us, respectively (approximately $10,000 and $12,500, respectively). His payment terms may be adjusted in the future according to the Israeli Consumer Price Index to account for the cost of living. We also provide Mr. Landsberg with other social benefits such as a company car.

Bonuses.   We have agreed to pay Mr. Landsberg an annual bonus of two monthly salaries in the event that Mr. Landsberg satisfies certain performance criteria as agreed upon in advance and in writing with us.

Non-Competition and Non-Solicitation.   Under the terms of the consulting agreement, Mr. Landsberg must refrain from competing with us during the term of his consultancy and for 12 months from the date of termination of his consulting with us. Further, during his consultancy and for 12 months thereafter, Mr. Landsberg may not offer or solicit any of our or our subsidiary’s employees, consultants, customers, suppliers, distributors, agents or contractors away from their dealings with us or our subsidiary. He also must grant all rights in any products that he develops during the course of his consulting with us to our subsidiary, BioCancell Therapeutics Israel Ltd.

Stock Option Grant.   Pursuant to the terms of Mr. Landsberg’s consulting agreement, on October 22, 2008, our Board of Directors approved the grant of options to purchase 260,000 shares of our common stock at an exercise price of NIS 1.27 (approximately 31 cents) per share. These options will vest according to the following schedule: one sixteenth of the options will vest at the end of every calendar quarter, from the time of grant and until all are vested.

Outstanding Equity Awards at December 31, 2009

The following are all unexercised options, unvested shares of common stock and any other awards granted under our 2004 Stock Option Plan and 2007 Stock Option Plan held by any of our named executive officers as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of S hares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Avi Barak	75,000	105,000		$0.597	12/3/2018	-	-	-	-
Uri Danon	103,125	346,875		$0.84	12/31/2019	-	-	-	-
Abraham Hochberg	50,000	70,000		$0.597	12/3/2018	-	-	-	-
Moshe Landsberg	81,250	178,750		$0.34	12/3/2018	-	-	-	-

Director Compensation

The following table sets forth information regarding the compensation paid to each of our directors and past directors who were not our employees during the year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Jacob Ben Gur	$12,567	—	—	—	—	—	$12,567
Nava Epstein	12,437	—	—	—	—	—	12,437
Doron Nevo	6,989	—	10,213	—	—	—	17,202
Hanoch Rappaport	2,861	—	10,213	—	—	—	13,074
Alexander Levitzki	3,937	—	—	—	—	—	$3,937
Aviv Boim	$—	—	—	—	—	—	—

 Narrative to Director Compensation Table

Members of our Board of Directors who are independent directors (as defined in our Amended and Restated Certificate of Incorporation) receive the fixed compensation established under Israeli regulations, NIS 31,700 (approximately $8,400) per annum, plus NIS 2,120 (approximately $560) per meeting (60% of such amount for participation via teleconference, and 50% of such amount for approving a written resolution).

Non-employee Members of our Board of Directors who are neither independent directors nor affiliates of any of our substantial stockholders (stockholders holding more than 5% of our issued and outstanding share capital) receive compensation of NIS 1,800 (approximately $475) per meeting. No other directors receive any compensation for their service on our Board of Directors.

Director and Officer Indemnification

We have undertaken to indemnify our officers and directors to the full extent permitted by Delaware law for any liabilities that they may incur for any action taken as an officer or director or in any other joint venture, partnership or enterprise. The indemnification includes any monetary liability imposed on the officer or director because of a verdict, fine, penalty, settlement agreement or any other reasonable amount or expense accrued by the officer or director in connection with any threat, activity, pending procedure, claim or civil, criminal or administrative proceeding or investigation, including any activity by or on behalf of us in which the officer or director is an interested party or is liable to an interested party, or where the officer or director has been threatened that he will become an interested party due to his being an officer or director. We will compensate an officer or director in advance for any reasonable amount that he has paid for any claim against him (including litigation costs and the costs of preparing an adequate defense) after the officer or director agrees that he will bear the detailed costs himself if it is found that the officer or director is not entitled to receive compensation under such officer or director’s indemnification agreement or our Amended and Restated Certificate of Incorporation. The conclusion of any proceeding with a judgment, order, settlement agreement, indictment or similar conclusion against an officer or director will not give rise to the assumption that the officer or director acted in a manner other than in our best interests or, in respect to a criminal charge, had no reasonable grounds for assuming that his actions were illegal.

In a number of circumstances, an officer or director will not be entitled to indemnification or advance reimbursement for expenditures if: (i) a competent court of law has made a final verdict or order that a claim or claims against an officer or director arose out of deception or bad faith or that the officer or director was misled or, that the indemnification is not permitted under prevailing law; (ii) the verdict or order by the court stemmed from a claim regarding the Exchange Act, or other federal or state laws; (iii) an act or omission occurred for which the officer or director is not entitled to receive compensation under Delaware law; (iv) the proceedings or claims were initiated by the officer or director that were not in self-defense other than proceedings brought to pay compensation or where our Board of Directors has approved of the proceedings and the decision to file them; (v) expenditures or obligations of any kind were paid directly to the officer or director by the insurance company under the directors and officers liability policy; or (vi) the claim relates to abuse of information that is not available to the public by the officer or director in all matters pertaining to the purchase and/or sale of our common stock. We will not be obligated to compensate an officer or director for every amount paid in the framework of a settlement agreement that was drawn up by the officer or director without our written consent. We will not sign any settlement agreement that would affect any proceedings against an officer or director without his written consent.

We currently maintain directors’ and officers’ liability insurance for the purpose of paying these types of claims. The insurance policy provides coverage in an amount of $5,000,000 per claim or per the aggregate loss arising from all claims for each insurance period, $1,500,000 for securities claims in the United States and an additional coverage of up to $1,000,000 for legal expenses. We may decide to cancel our indemnification agreements with our officers and directors, but we will still be obligated to compensate an officer or director for any claims resulting from actions prior to the cancellation of the indemnification agreement.

BioCancell Therapeutics Inc. 2004 Stock Option Plan and 2007 Stock Option Plan

General Provisions.   Our Board of Directors adopted our 2004 Stock Option Plan to allocate up to 2,024,003 shares of our common stock to our directors, employees and consultants. Our Board of Directors adopted our 2007 Stock Option Plan to allocate up to an additional 2,000,000 shares of our common stock to our directors, employees and consultants. Each plan is administered by our Board of Directors and any committee that our Board of Directors may appoint for such purpose. Our Board of Directors or its designated committee may grant options and restricted stock in addition to other compensation instruments under each of the plans. With respect to options, they may grant four types of options under either plan: Approved 102 Capital Gains Options, which are granted only to our directors and employees and qualify for capital gains tax treatments; Approved 102 Ordinary Income Options, which qualify for ordinary income tax treatment; Unapproved 102 Options; and 3(9) Options, which are non-qualified stock options which are granted mostly to our consultants. The number of shares authorized to be issued under each of the plans will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, combination or reclassification of the stock or the payment of a stock dividend with respect to the common stock or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration.

The exercise price of an option granted under our 2004 Stock Option Plan or 2007 Stock Option Plan will be determined by the Board of Directors or its designated committee at the time of the option grant.

Unless stated otherwise in the individual grant, grants of options under either plan will vest and become exercisable according to the following schedule: one-third on the one-year anniversary of the date of grant, followed by one-eighth at the end of every calendar quarter thereafter. The committee, though, may, in its absolute discretion and on such terms and conditions as it deems appropriate, accelerate or otherwise change the time at which options granted under either plan or any portion of any such option will vest. Option grants under either plan also may contain performance goals and measures and the provisions in one option grant need not be identical to any other option grant. All options granted under either plan will expire ten years from the date of grant unless terminated earlier, provided that options granted under Section 422 of the United States Internal Revenue Code of 1986 to a stockholder that holds ten percent or more of our common stock will expire five years from the date of grant unless terminated earlier. With respect to each of the plans, our Board of Directors may reallocate to other employees, directors or consultants the unvested portion of an option that expires prior to its expiration date and the vested but unexercised and unvested portions of an option that was either cancelled or repurchased by us and any such reallocation of shares must be recycled within the plan pursuant to which such option was granted. Our Board of Directors may not reallocate the vested but unexercised portions of an option that expires upon its expiration date.

In the event of the disability or death of a grantee and, in the case of our 2004 Stock Option Plan, the retirement of a grantee, and, in the case of our 2007 Stock Option Plan, the termination of the grantee’s employment by us without cause (as that term is defined in our 2007 Stock Option Plan), the grantee or his legal delegates or successors, as the case may be, may only exercise that portion of the option that had vested as of the date of any such event and may exercise the vested portion within one year from the date of such event. In cases of retirement for options granted under our 2004 Stock Option Plan, if the grantee dies within one year from the date of retirement, the vested portion may be exercised by such deceased grantee’s successor within one year from the date of death so long as the option has not otherwise expired. Furthermore, for options granted under our 2004 Stock Option Plan, in the event that the grantee’s employment was terminated by us without cause (as that term is defined in our 2004 Stock Option Plan), the grantee may exercise that portion of the option that had vested as of such date of termination and may exercise such vested portion within 90 days from such date. In the event that the grantee’s employment was terminated by us for cause or was terminated by the grantee, the grantee shall no longer have the right to exercise any option granted under our 2004 Stock Option Plan held by him irrespective of whether and to what extent his options have vested. For options granted under our 2007 Stock Option Plan, in the event that the grantee’s employment was terminated by us for cause, the grantee may exercise that portion of the option that had vested as of such date of termination and may exercise the vested portion within 30 days from such date.

Our Board of Directors or its appointed committee is entitled, at any time and from time to time, to modify the terms of either plan or to suspend or completely cancel either of the plans, and any such modification, suspension or cancellation may have retroactive effect, provided that the modification, suspension or cancellation does not adversely affect the rights of the grantees in a material way, and any such material and adverse modification, suspension or cancellation will be invalid unless it is approved by the affected grantee.

Termination of an Option.   Subject to our Board of Director’s approval, the committee administering either plan may, from time to time, cancel all or any portion of an option granted under such plan, and our obligation with respect to options of such plan will be discharged through (i) payment to the grantee of an amount in cash equal to the excess, if any, of the fair market value of the cancelled option at the date of such cancellation over the aggregate exercise price of the option, (ii) the issuance or transfer to the grantee of common stock with a fair market value at the date of such transfer equal to any such excess, or (iii) a combination of cash and shares with a combined value equal to any such excess, as determined by the committee, in its sole discretion.

Also, in the event of a merger or consolidation in which we are not the surviving entity, an acquisition of all of our capital stock or the sale of all or substantially all of our assets, we, in our sole and absolute discretion, may cancel all outstanding options granted under our 2004 Stock Option Plan that remain unexercised prior to the consummation of any such transaction, provided that we send a cancellation notice to each grantee of our 2004 Stock Option Plan at least twenty days prior to the consummation of any such transaction during which notification period each grantee may exercise his options. In cases of merger, our Board of Directors may exchange all outstanding options granted under our 2004 Stock Option Plan that remain unexercised prior to the consummation of the merger for the securities of the surviving corporation or to pay the fair market value of any such option. In the event that we do not send a cancellation notice, or in the event of any changes in our capital structure by reason of stock split, stock dividends, reorganization, issue of rights or convertible or capital stock or any corporate transaction or other events with an similar impact, we may make an equitable adjustment in the number of shares resulting from the exercise of options granted under our 2004 Stock Option Plan and/or the exercise price of such options in order to prevent significant dilution.

With respect to our 2007 Stock Option Plan, in the event of a merger or consolidation in which we are not the surviving entity, an acquisition of all of our capital stock or the sale of all or substantially all of our assets, the person acquiring us, in its sole and absolute discretion, either may convert or exchange options granted under our 2007 Stock Option Plan to options to purchase securities of such person or may cancel all outstanding options granted under our 2007 Stock Option Plan that remain unexercised prior to the consummation of any such transaction, provided that it sends a cancellation notice to each grantee of our 2007 Stock Option Plan at least twenty days prior to the consummation of any such transaction during which notification period each grantee may exercise his options. Other than transactions in which we are acquired, in the event of any changes in our capital structure by reason of stock split, stock dividends, reorganization, issue of rights or convertible or capital stock or any corporate transaction or other events with an similar impact, we may make an equitable adjustment in the number of shares resulting from the exercise of options granted under our 2007 Stock Option Plan and/or the exercise price of such options in order to prevent significant dilution.

Outstanding Grants.   As of December 31, 2009, we have 585,489 options outstanding under our 2004 Stock Option Plan. The options under our 2004 Stock Option Plan are not registered for trading on the TASE.

As of December 31, 2009, we have 1,786,500 options outstanding under our 2007 Stock Option Plan. We have not issued any shares of our common stock upon exercise of options granted under our 2007 Stock Option Plan. The options under our 2007 Stock Option Plan are not registered for trading on the TASE.

Equity Compensation Plans

Information about our equity compensation plans is included in Item 5 of this report.

Compensation Committee Interlocks and Insider Participation

          The current members of the Compensation Committee are Doron Nevo, Aviv Boim, Hanoch Rappaport and Orly Yarkoni. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the Company’s executive officers or other directors.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Submitted by members of the Compensation Committee:
Doron Nevo
Aviv Boim
Hanoch Rappaport
Orly Yarkoni

Item 12.                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this report, information regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the owner of more than five percent of our common stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of the date of this report. Unless otherwise indicated, the address of each of the persons listed in this table is as follows: Beck Science Center, 8 Hartom St, Jerusalem 97775 Israel.

	Name and Address of Beneficial Owner	Total Number of Shares of Common Stock Beneficially Owned (1)	Percentage Ownership of Common Stock (1)
	Five percent or more beneficial owners:
	Clal Biotechnology Industries, Ltd. 45th Floor, 3 Azrieli Center, Tel Aviv 67023 Israel (2)	6,859,949	29.98%
	Tikcro Technologies, Ltd. 126 Yigal Allon St, Tel Aviv 67443 Israel (3)	8,273,172	30.24%
	Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. 2/2 Hi-Tech Village Givat Ram, Jerusalem 91904 Israel (4)	1,218,784	5.99%
	Directors and named executive officers:
	Doron Nevo (5)	130,000	*
	Uri Danon (6)	197,625	*
	Abraham Hochberg (7)	2,201,254	11.03%
	Moshe Landsberg (8)	105,643	*
	Aviv Boim (3)	8,271,488	30.24%
	David Schlachet	0	*
	Orly Yarkoni	0	*
	Hanoch Rappaport (9)	1,238,784	6.09%
	Ofer Goldberg (director during 2009)	0	*
	Nava Epstein (director during 2009)	0	*
	Jacob Ben Gur (director during 2009)	0	*
	Alexander Levitzki (director during 2009)	0	*
	Avi Barak (director and Chief Executive Officer during 2009) (10)	894,708	4.47%
	All directors and officers as a group (13 persons) (11)	13,041,185	46.12%
*	Less than 1%.

(1)
Assumes the full exercise of all options and warrants held by the holder that are exercisable within 60 days of the date of this report. Percent of class based on 19,889,150 shares of our common stock outstanding as of the date of this report.

(2)
Includes (i) 2,989,084 shares of our common stock that underlie convertible debentures and warrants which are convertible or exercisable within 60 days of the date of this report; and (ii) 36,420 shares of our common stock that are owned by Epsilon Mutual Funds (1993) Ltd., an affiliate of Clal Biotechnology Industries, Ltd. (“CBI”). The table does not reflect 150,000 shares of our common stock issuable upon the exercise of warrants issued to Clal Finance Ltd., an affiliate of CBI, in August 2006 in connection with our initial public offering on the TASE; these warrants are exercisable at any time after shares of our common stock have traded on the TASE for more than NIS 10 for 30 consecutive days. The amount of shares underlying the convertible debenture referred to above, assumes full conversion of the convertible debenture at the end of the 60 day period commencing on the date of this report. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture. For more information on such rights, see “Description of Securities — Anti-Dilution Adjustments” below.

(3)
Includes 7,472,709 shares of our common stock underlying convertible debentures and warrants which are convertible or exercisable within 60 days of the date of this report. Mr. Boim is an employee of Tikcro Technologies, Ltd. The amount of shares underlying the convertible debenture referred to above, assumes full conversion of the convertible debenture at the end of the 60 day period commencing on the date of this report. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture. For more information on such rights, see “Description of Securities — Anti Dilution Adjustments” below.

(4)
Includes 448,363 shares of our common stock underlying convertible debentures and warrants which are convertible or exercisable within 60 days of the date of this report. The amount of shares underlying the convertible debenture referred to above, assumes full conversion of the convertible debenture at the end of the 60 day period commencing on the date of this report. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture. For more information on such rights, see “Description of Securities — Anti-Dilution Adjustments” below.

(5)	Includes 40,000 shares of our common stock that underlie options that are exercisable within 60 days of the date of this report.

(6)	Includes 126,250 shares of our common stock that underlie options that are exercisable within 60 days of the date of this report.
(7)	Includes 60,000 shares of our common stock that underlie options that are exercisable within 60 days of the date of this report.

(8)	Includes 97,500 shares of our common stock that underlie options that are exercisable within 60 days of the date of this report.

(9)
Includes 448,363 shares of our common stock that underlie convertible debentures and warrants which are convertible or exercisable within 60 days of the date of this report (as detailed in Note 4 above), and 20,000 shares of our common stock owned by Mr. Rappaport, underlying options that are exercisable within 60 days of the date of this report. Mr. Rappaport is the Chief Financial Officer of the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. The amount of shares underlying the convertible debenture referred to above, assumes full conversion of the convertible debenture at the end of the 60 day period commencing on the date of this report. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture. For more information on such rights, see “Description of Securities — Anti-Dilution Adjustments” below.

(10)	Includes 125,675 shares of our common stock that underlie options that are exercisable within 60 days of the date of this report.

(11)
Includes 8,390,496 shares of our common stock underlying convertible debentures, warrants and options which are convertible or exercisable within 60 days of the date of this report. The amount of shares underlying the convertible debenture referred to above, assumes full conversion of the convertible debenture at the end of the 60 day period commencing on the date of this report. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture. For more information on such rights, see “Description of Securities — Anti Dilution Adjustments” below.

Voting Agreements

On July 30, 2008, in connection with the closing of the private placement of our securities pursuant to Subscription and Registration Rights Agreements with Clal Biotechnology Industries Ltd. (CBI), Tikcro Technologies Ltd. (Tikcro) and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., CBI, Tikcro, Professor Abraham Hochberg, and Mr. Avi Barak, entered into an Irrevocable Voting Agreement. For more information regarding these transactions, see “Certain Relationships and Related Transactions — Private Placements” below.

Pursuant to the Irrevocable Voting Agreement, the parties agreed, subject to applicable law, to vote or cause to be voted all shares of our common stock or other voting securities directly or indirectly owned by it or him at any general meeting of our stockholders at which members of our Board of Directors are to be elected in favor of the election of one nominee recommended by each of CBI, Tikcro and Professor Hochberg for as long as CBI, Professor Hochberg and Tikcro, respectively, hold at least seven percent of our capital stock on an as converted basis, including any type of debt securities convertible into shares of our equity but excluding warrants or options to purchase shares of our common stock. The parties further agreed not to vote to terminate the membership of any such nominee on our Board of Directors without the prior written consent of the applicable nominating party. As of the date of this report, there is no CBI-nominated director on our Board, and CBI has not nominated a candidate.

The Israel Securities Authority regards the parties to the Irrevocable Voting Agreement as mutual holders of a “control block” pursuant to the Israeli Companies Law because these parties collectively hold more than 45% of the voting rights of our stockholders. As a result, a transaction between us and any of the parties to the Irrevocable Voting Agreement would be regarded as an interested transaction under the Israeli Companies Law. For more information on the treatment of interested transactions under the Israeli Companies Law, see “Corporate Governance — Business Combinations; Interested Transactions” below.

On November 22, 2009, Clal Biotechnology Industries, Ltd. ("CBI"), Professor Abraham Hochberg and Mr. Avi Barak notified the Company that they had signed a voting agreement (the "New Voting Agreement"), according to which each party (Professor Hochberg and Mr. Barak are together considered one party) will be required to vote at general meetings for the election of one director designated by the other party. This agreement is in addition to (and does not amend) the existing voting agreement of July 30, 2008, such that, in total, the parties to the New Voting Agreement will vote together regarding two nominees of each party on the Board of Directors. The parties further agreed not to vote to terminate the membership of any such nominee on our Board of Directors without the prior written consent of the applicable nominating party. In the event that the service of a nominee as director terminates, the parties undertook to act to convene a general meeting, and to vote for the appointment of a candidate for the position of director nominated by the party that previously nominated the director whose service terminated.

The right to nominate directors under the New Voting Agreement will be in effect as long as a party holds at least 7% of the outstanding shares of the Company (including convertible bonds, on an as-converted basis, but excluding warrants), but in any case not beyond July 30, 2012. The parties to the New Voting Agreement also agreed to vote against any resolution increasing the number of directors on the Board beyond nine.

The Company is not a party to either voting agreement.

On November 22, 2009, CBI notified the Company of its intention to invest approximately $500,000 in a public fundraising round, provided that the Company raises at least $2,000,000 from other sources, provided that the price per share does not exceed the market price, and that such round is completed within six months.

Mr. Barak has informed us that he notified the other parties to the aforementioned voting agreements that he believes he is no longer obligated to act in accordance with such agreements. In reply to our enquiries, not all remaining parties confirmed their consent to Mr. Barak's position.

Item 13.                         Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

License Agreements

Yissum has granted to us an exclusive, worldwide license for the use, development and commercialization of the H19 gene in consideration of which we have agreed to pay certain royalties to Yissum described elsewhere in this prospectus. See “Our Business — Material Operating Agreements” for a more detailed description of this agreement between Yissum and us.

Private Placements

Clal Biotechnology Industries Ltd.

On March 12, 2008, we entered into a Subscription and Registration Rights Agreement with Clal Biotechnology Industries Ltd. (CBI), pursuant to which we agreed to issue 650,000 shares of our common stock to CBI for a purchase price of NIS 3.52 (approximately $1.09) per share, for an aggregate purchase price of NIS 2,288,000 (approximately $708,500). The transaction was subject to the satisfaction of several conditions, including the approval of the transaction by our stockholders, the approval of the registration of the shares of common stock issuable to CBI in the transaction by TASE, and approval of the transaction by the Israeli Anti-trust Authority.

On May 1, 2008, our stockholders approved the terms of the transaction as a transaction the result of which would be the sale to CBI of a control block of 25% of our issued capital and voting rights, in accordance with Section 328(b)(1) of the Israeli Companies Law.

On May 15, 2008, we completed the sale of the shares of our common stock to CBI contemplated by the March 12, 2008 Subscription and Registration Rights Agreement with CBI.

Pursuant to the terms of the Subscription and Registration Rights Agreement with CBI dated March 12, 2008, we granted CBI certain rights with respect to the registration under the Securities Act of the securities issued to it under that agreement. For more information, see “Description of Capital Stock — Registration Rights.”

CBI, Tikcro Technologies Ltd. and Provident Fund of Hebrew University Ltd.

On June 22, 2008, we entered into Subscription and Registration Rights Agreements with each of CBI, which at that time was deemed to be a “controlling shareholder” under the Israeli Companies Law, Tikcro Technologies Ltd., and Provident Fund of the Hebrew University Ltd. (Provident), for the purchase of an aggregate of (i) 1,222,780 shares of our common stock at a price per share equal to $0.597, for an aggregate purchase price equal to $730,000, (ii) debentures in an aggregate principal amount of $2,920,000 convertible in the aggregate into up to 5,058,002 shares of our common stock at a price per share of $0.716, and (iii) warrants to purchase up to 6,280,783 shares of our common stock at an exercise price of $0.716 per share. The terms of the convertible debentures and warrants are described below under “Description of Securities — Convertible Debentures” and “Description of Securities — Warrants” below.

On July 30, 2008 we completed the sale and issuance of the securities to Tikcro, CBI and Provident contemplated by the Subscription and Registration Rights Agreements dated June 22, 2008.

In connection with the Subscription and Registration Rights Agreements dated June 22, 2008, we granted to CBI, Tikcro and Provident certain anti-dilution rights and adjustments with respect to the shares of our common stock, convertible debentures and warrants issued to them under those agreements. See “Description of Securities — Anti-Dilution Adjustments” below.

We granted CBI, Tikcro and Provident certain rights with respect to the registration of the securities issued to those parties under such agreements under the Securities Act. For more information, see “Description of Capital Stock — Registration Rights.”

As a condition to the closing of the transactions contemplated by the Subscription and Registration Rights Agreement with Tikcro, we also agreed to undertake the following actions:

•
Executive Committee .  We agreed to designate an executive committee of our Board of Directors consisting of four members of the board, Professor Hochberg, an external director who would initially be Nava Epstein (who was later replaced by Mr. Jacob Ben Gur), and the members of our Board of Directors nominated by each of Tikcro and CBI. The functions of the executive committee are to include the consummation of any material transaction involving us, the adoption of our annual budgets and any matters relating to our investment policies and working plan.

•
Consulting Fees .  We agreed to pay Tikcro a consulting fee, for as long as a director designated by Tikcro is a member of our board of directors, for consulting services to be provided to us by a representative of Tikcro. The consulting fee consists of an annual payment of $30,000 and an annual issuance of 63,939 shares of our common stock.

•
Information Rights.  We undertook to furnish CBI and Tikcro certain financial information about us in order to enable the timely reporting of their financial statements, as required under applicable law.

In connection with, and as a condition to, the closing of the transactions contemplated by the Subscription and Registration Rights Agreements dated June 22, 2008, CBI, Tikcro, Avi Barak and Professor Hochberg, , entered into an Irrevocable Voting Agreement regarding voting of shares of our common stock held by such parties in elections of members of our Board of Directors. For more information about the Irrevocable Voting Agreement, see “Security Ownership of Certain Beneficial Owners and Management — Voting Agreement” above.

Private Investment Round – March, 2010
On March 10 and March 11, 2010, the Company received an aggregate investment of NIS 10,590,000 from a number of investors. In return the Company allocated an aggregate amount of 3,590,000 shares, at a price per share of NIS 2.95 (approximately $0.78) and 3,590,000 non-registered warrants (the “Warrants”) to purchase 3,590,000 shares of common stock. The Warrants are exercisable at a price per share of NIS 4.25 (approximately $1.12) for four years. The securities allocated in this private placement form approximately 17.97% of the Company’s common stock after the allocation (approximately 17.92% on a fully-diluted basis). The private placement was approved by the Board of Directors on February 25, 2010.

Purchase and Exercise of Series 1 Warrants

Between August 14 and 17, 2008, our wholly owned Israeli subsidiary purchased on the TASE 1,812,756 of our Series 1 Warrants, at a purchase price of NIS 0.02 each. On August 18, 2008, our subsidiary exercised all of these warrants for 1,812,756 shares of our common shares at an exercise price of NIS 9.73 each. All remaining outstanding and unexercised Series 1 Warrants expired on August 18, 2008. We funded the exercise of these warrants through an equity investment by us in our subsidiary. By directing our wholly-owned subsidiary to purchase and exercise warrants to purchase our shares, using funding provided by us, we were able to create a pool of treasury stock, at an insignificant cost. This can be used beneficially as directed by our Board of Directors, by taking advantage of market conditions to issue stock in the future without expensive and lengthy fundraising procedures, such as the publishing of a prospectus. During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of approximately $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of approximately $552,000. Following the August sale, we did not hold any shares of treasury stock.

Purchase of Plasmids

In January 2007, BioCancell Therapeutics Israel Ltd. entered into a continuous production agreement with Althea Technologies, Inc., an American manufacturer for the production of our plasmids. To date, the manufacturer has executed three production campaigns of the DTA-H19 plasmid, one for the production of GMP material that is used for the Phase IIb clinical study for treatment of superficial bladder cancer, and the second and the third for GMP material for Phase I/IIa clinical trials of BC-819 in the treatment of ovarian and pancreatic cancer for which we paid an aggregate amount of approximately $991,000, $814,000 and $537,000, respectively, as of December 31, 2009.

Toxicology Studies

On July 3, 2008, we ordered toxicology studies from Wuxi AppTec, Inc. In accordance with the terms of the order, AppTec performed toxicology studies over approximately three months using BC-819 on laboratory animals, in accordance with the FDA request regarding new clinical trials in ovarian and pancreatic cancer, at a total cost of $240,000, for which we paid an aggregate amount of $240,000 as of December 31, 2008.

Executive Compensation

For more information regarding transactions in which our directors and executive officers had or will have a direct or indirect material interest, see “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” above.

Director Independence

Disclosure regarding the independence of the Company’s directors is included in Item 10 of this report.

Item 14. Principal Accountant Fees and Services.

Our auditors for the year ended December 31, 2009 and 2008 were Somekh Chaikin, Certified Public Accountants (Israel), a member firm of KPMG International. We expect that KPMG will serve as our auditors for fiscal year 2010. All of the services described in the following fee table were pre-approved by the Audit Committee.

	2008	2009
	U.S. Dollars	U.S. Dollars

Audit Fees (1)	$275,230	$162,963
Tax Fees (2)	12,600	6,917
Other	-	-
Total	$287,830	$169,880

(1)
This category includes fees associated with the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements and assistance in the preparation of our private placement fundraisings in 2008, for those fiscal years. Includes $91 thousand and $109 thousand accrued as of December 31, 2009 and December 31, 2008, respectively.

(2)	This category consists of services provided by KPMG for tax compliance, tax advice and tax planning. Includes $7 thousand and $13 accrued as of December 31, 2009 and December 31, 2008, respectively.

All Other Fees
No other fees were billed by Somekh Chaikin to the Company during the years ended December 31, 2009 and 2008.

Pre-Approval Policies and Procedures
Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. During fiscal year 2009, all services provided by Somekh Chaikin were pre-approved by our Audit Committee, which concluded that the provision of such services by Somekh Chaikin was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. On November 30, 2009, our Audit Committee adopted a pre-approval policy for services provided by the independent registered public accounting firm. Under that adopted pre-approval policy, our Audit Committee will pre-approve the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits (subject to de minimis exceptions permitted under applicable rules), or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If our Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to our Audit Committee at its next meeting. All of the audit, audit-related and tax fees incurred with respect to the fiscal year ended on December 31, 2009 were approved pursuant to our pre-approval policy.

PART IV

Item 15.    Exhibits

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

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Jerusalem, Israel, on the 18th day of March, 2010.

BIOCANCELL THERAPEUTICS INC.
/s/ Uri Danon Name: Uri Danon Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Uri Danon Uri Danon	Chief Executive Officer (Principal Executive Officer)	March 18, 2010
/s/ Ira Weinstein Ira Weinstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2010
/s/ Doron Nevo Doron Nevo	Chairman of the Board of Directors	March 18, 2010
/s/ Abraham Hochberg Abraham Hochberg	Director	March 18, 2010
Aviv Boim	Director	March 18, 2010
/s/ Orly Yarkoni Orly Yarkoni	Director	March 18, 2010
/s/ Hanoch Rappaport Hanoch Rappaport	Director	March 18, 2010
/s/ David Schlachet David Schlachet	Director	March 18, 2010