Form 10-Q
period 2010-03-31
BIOCANCELL THERAPEUTICS INC.
filed 2010-05-11
CIK 1451980

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number: 000-53708

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
Yes      ☒                        No      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and “smaller reporting company” (Check one):

 Large accelerated Filer   ☐          Accelerated filer         ☐            Non-accelerated filer           ☐

Smaller reporting company           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 20,621,113 as of May 9, 2010.

BIOCANCELL THERAPEUTICS INC.

FORM 10-Q

INTRODUCTORY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for BioCancell Therapeutics Inc. (“BioCancell” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain estimations of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in Item 1A, “Risk Factors” and in other sections of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).  These risks and uncertainties could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements that we make.

Although there may be events in the future that we are not able to accurately predict or control, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.    Accordingly, to the extent that this Quarterly Report on Form 10-Q contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that BioCancell's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements As of March 31, 2010 (Unaudited)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2010	2010
	U.S. dollars in thousands
Current assets
Cash and cash equivalents	$2,801	$624
Receivable from Chief Scientist and BIRD Foundation	74	45
Prepaid expenses 1	169	228
Other current assets	56	88

Total current assets	3,100	985

Deferred stock issuance costs	215	178

Long-term assets
Deposit in respect of employee severance benefits	212	237
Long-term prepaid expenses	60	59

Total long-term assets	272	296

Property and equipment at cost, net of $139 thousand
and $130 thousand accumulated depreciation as of
March 31, 2010 and December 31, 2009, respectively	101	106

Total assets	$3,688	$1,565

1 The amounts recorded as of March 31, 2010 and December 31, 2009 include $14 and $28 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		March 31,	December 31,
		2010	2010
	Note	U.S. dollars in thousands
Current liabilities
Accounts payable 1		$197	$239
Accrued expenses and others 2		236	298
Accrued vacation pay		64	80
Employees and related liabilities		53	66

Total current liabilities		550	683

Long-term liabilities
Liability for employee severance benefits		175	204
Convertible notes payable	3,4	748	644
Warrants to noteholders	3	4,649	3,400

Total long-term liabilities		5,572	4,248

Contingent liabilities and commitments	2

Stockholders' equity (deficit)
Common stock, $0.01 par value per share (50,000,000 shares
authorized, 20,584,050 and 16,356,550 shares issued and
outstanding, as of March 31, 2010, and December 31, 2009,
respectively)		206	164
Additional paid-in capital		19,846	16,692
Accumulated other comprehensive income		287	335
Accumulated deficit		(22,773)	(20,557)

Total stockholders' equity (deficit)		(2,434)	(3,366)

Total liabilities and stockholders' equity (deficit)		$3,688	$1,565

1 The amount recorded as of March 31, 2010 includes $17 to a related party.
2 The amount recorded as of December 31, 2009 includes $8 thousand to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations (Unaudited)

			Cumulative
			from inception
	Three month period ended		through
	March 31	March 31	March 31,
	2010	2009	2010
	U.S. dollars in thousands
	(except share and per share data)
Research and development expenses	$534	$585	$11,803
Less: Chief Scientist and BIRD Foundation grants	(29)	(171)	(2,046)

Research and development expenses, net	505	414	9,757
General and administrative expenses 1	428	324	6,721

Operating loss	933	738	16,478

Interest expense (income), net	(2)	1	(15)
Gain from marketable securities, net	-	-	(6)
Interest on convertible notes and discount amortization	93	79	582
Revaluation of warrants	1,186	1,037	2,586
Other financing expense (income), net	6	(110)	(279)

Net loss	$2,216	$1,745	$19,346

Basic and diluted net loss per share	$0.13	$0.12	$1.85

Weighted-average common shares used in computing
basic and diluted net loss per share	17,213,498	14,479,859	10,473,498

1 The amounts recorded for the three month period ending March 31, 2010 and for the cumulative period include $21 thousand $95 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
			from inception
	Three month period ended		through
	March 31	March 31	March 31,
	2010	2009	2010
	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(2,216)	$(1,745)	$(19,346)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase (decrease) in liability for employee severance
benefits	(32)	12	162
Fair value adjustment of marketable securities	-	-	133
Depreciation and amortization	9	11	134
Stock-based compensation	124	22	1,765
Revaluation of warrants	1,186	1,037	2,586
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	115	107	590

Changes in assets and liabilities:
Decrease (increase) in other current assets	33	(2)	(57)

Decrease (increase) in prepaid expenses	63	(38)	(144)

Increase in Chief Scientist and BIRD Foundation receivable	(28)	(83)	(7)
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Decrease (increase) in severance pay deposits	29	(15)	(190)
Decrease (increase) in long-term receivables	-	1	(53)
Increase (decrease) in accounts payable	(46)	(183)	181
Increase(decrease) in employees and related liabilities	(14)	32	72
Increase (decrease) in accrued vacation pay	(17)	15	30
Increase (decrease) in accrued expenses	(67)	24	186

Net cash used in operating activities	(861)	(805)	(15,871)

Cash flows from investing activities:
Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Sale of property and equipment	2	-	2
Acquisition of property and equipment	(3)	(1)	(215)

Net cash provided by (used in) investing activities	$(1)	$(1)	$2,039

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

			Cumulative
			from inception
	Three month period ended		through
	March 31	March 31	March 31,
	2010	2009	2010
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock, net of issuance costs of $215
thousand	$3,072	$-	$13,465
Increase in deferred stock issuance stocks	(34)	-	(211)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series A options warrant	-	-	772
Issuance of Series B options warrant	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Treasury stock purchase	-	-	(4,951)
Treasury stock sale	-	-	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	3,038	-	16,629

Effect of exchange rate on cash	1	(240)	4

Increase (decrease) in cash and cash equivalents	2,177	(1,046)	2,801
Cash and cash equivalents at beginning of period	624	2,779	-

Cash and cash equivalents at end of period	$2,801	$1,733	$2,801

Non-cash transactions

Conversion of stockholder loans	$-	$-	$360

Issuance of common stock to founders	-	-	43

Issuance of option warrants to underwriters	-	-	358

Exercise of stock options by Company consultants	-	-	1

Conversion of series A convertible preferred stock to common stock	$-	$-	$33

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drugs for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer.  The leading drug developed by the Company has been successfully tested for a number of cancer types in pre-clinical lab animal trials, compassionate use human trials and a Phase I/IIa clinical trial.  The Company is now performing an advanced Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients and a Phase I/IIa clinical trials of BC-819 for treatment of pancreatic cancer. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has generated only limited income since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until the end of November 2010, based on its current cash level. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”.

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

E.
In October 2009, the Company published a shelf prospectus with the TASE (which is valid for two years) and a Form S-1/A with the U.S. Securities and Exchange Commission in anticipation of its upcoming fundraising. As of March 31, 2010, the Company has not received final comments from the SEC regarding its filing and has recorded $215 thousand as deferred stock issuance costs in anticipation of this planned fundraising.

F.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of BioCancell Therapeutics, Inc. and its subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Consolidated Financial Statements for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2009 and 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts have been reclassified in order to conform to the current year presentation.

The Company also files Hebrew language, New Israel Shekel based financial statements, prepared in accordance with International Financial Reporting Standards (IFRS), with the TASE.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

G.
Development Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operation.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

H.	Reporting Currency

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

The following table summarizes the representative rate of exchage of the U.S. dollar to the New Israel Shekel (NIS):

	Rate at March 31,	Rate at December 31,	Average rate of exchange for the three month period ended March 31,
	NIS
2010	3.713	n/a	3.734
2009	4.188	3.775	4.059

The average rate of exchange during the development stage period (from inception through March 31, 2010) was NIS 4.096 to $1.
The translated figures should not be construed to represent actual amounts in, or convertible into, U.S. dollars.

I.
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

J.
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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

K.            Derivative Instruments

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company carries its derivatives at fair value on the balance sheet and recognizes any subsequent changes to fair value in earnings.

The Company issued derivative instruments in the form of warrants to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) as part of the financing described in Note 4 below. The warrants have been recorded as a liability, at fair value, and changes in the fair value of the instruments are included in the Statement of Operations under the caption "revaluation of warrants.

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

M.	Net Loss Per Share

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

			Cumulative
			from October
			1, 2004
	For the three month period ended		(inception) to
	March 31	March 31	March 31
	2010	2009	2010
Series 2 Warrants	2,500,000	2,500,000	2,500,000
Warrants to underwriter	300,000	300,000	300,000
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible notes payable	707,709	272,626	707,709
Warrants to investors	10,166,202	5,573,619	10,166,202
Stock options to employees, directors and consultants under Stock Option Plans	2,569,489	1,667,989	2,569,489

	20,321,612	14,392,446	20,321,612

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

 Note 2 – Contingent Liabilities and Commitments

A.	Operating leases

1.           Vehicles

The Company has lease agreements for 9 vehicles for 36 months each. As required by the agreements, the Company deposited a security deposit to ensure the fulfillment of its contractual commitment. At March 31, 2010, the balance of the deposit was $23 thousand and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.

The minimum annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2010	$90
2011	$73
2012	$25

2.            Rental Agreement

In November 2006 the Company entered into a rental agreement for its offices for a 24 month period with an option to extend. During 2008 and 2009 the Company extended the rental agreement for additional periods of 12 months until September 16, 2010. The monthly rental (including maintenance fee and parking) is $4 thousand + VAT. The Company presented the lessor with a bank guarantee in the amount of $16 thousand to ensure fulfillment of its contractual obligations.

The following table summarizes the Company’s rent expense for the periods presented:

	Three month period ending March 31, 2010	Three month period ending March 31, 2009	Cumulative from inception through March 31, 2010
	U.S. dollars in thousands
Rent expense	$14	$12	$195

The minimum annual payment in connection with the agreement is as follows:

U.S. dollars in thousands
2010	$25

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

Note 2 – Contingent Liabilities and Commitments (cont’d)

B.	Consulting Agreement

As of July 2008, the Company entered into an agreement with Tikcro Technologies Ltd., whereby in exchange for consultancy services provided by it, the Company will pay Tikcro Technologies Ltd. an annual amount of $30 thousand, 63,939 common shares and reimbursement of expenses. The Company recorded in the first year of the agreement a provision in the amount of $40 thousand in connection with these shares. The Company believes that it did not receive the consultancy services as provided for in the agreement for that year. Therefore, the Board of Directors of the Company, with the advice of its legal advisor, decided to cancel the provision. As of the date of these financials statements, the Company has not paid these fees and the companies are in discussions regarding the consulting fee. In July 2009, the Company began to receive consultancy services. As of March 31, 2010, the Company has recorded as general and administrative expenses approximately $8 thousand for these services and an additional $14 thousand in regard to the 63,939 shares issued for the second year of the agreement. Additionally, the Company has recorded as a prepaid expense approximately $14 thousand in connection with these shares.

C.	Clinical Trial Agreements between the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”)

The Company has entered into indemnification agreements with several medical centers which are more fully described in the Company’s annual financial statements and that at present the Company is not aware of any need for such indemnification.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

Note 3 – Fair Value Measurements (cont'd)

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

The Company recorded a charge of approximately $1,186 thousand and $1,037 thousand for the three months ended March 31, 2010 and March 31, 2009, respectively, and $2,586 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which has been recorded in the statement of operations.

Assets and liabilities measured at fair value are summarized below:

Fair value measurement at reporting date using
Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	March 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$4,649	-	-	$4,649

Total Liabilities	$4,649	-	-	$4,649

Fair value measurement at reporting date using
Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	March 31, 2009	Assets (Level 1)	(Level 2)	(Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$3,400	-	-	$3,400

Total Liabilities	$3,400	-	-	$3,400

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

Note 3 – Fair Value Measurements (cont'd)

The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157, as of March 31, 2010:

Level 3
U.S. dollars in
thousands
Balance at December 31, 2009	$3,400
Loss resulting from revaluation of warrants to	1,186
shareholders, included in the statement of
operations for the three months ended
March 31, 2010
Adjustment for translation differences	63

Balance at March 31, 2010	$4,649

Other financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and others, and convertible notes payable. Except for the convertible notes payable, the fair value of these instruments at March 31, 2010 and December 31, 2009 approximate the carrying value amounts of all the aforementioned financial instruments. Estimated fair values for the convertible notes payable have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	March 31, 2010		March 31, 2009
U.S. dollars in thousands
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Convertible notes payable	$748	$5,719	$644	$3,483

The difference between the carrying amount as compared to the fair value of the convertible notes payable represents the unamortized portion of the beneficial conversion feature of the convertible notes payable.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

Note 4 - Convertible Notes Payable

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

The Convertible Notes Payable were classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable is accrued to the value of the instrument, as the period for cash payment of interest, as described above, has not yet commenced.

U.S. dollars in
Movement during the period:	thousands
Balance at December 31, 2009	$644
Accrued interest	70
Amortization of discount for the three month period	34
ended March 31, 2010

Balance of Convertible Notes Payable at March
31, 2010	$748

Note 5 - Stockholders' Equity

During March 2010, the Company received an aggregate investment of NIS 12,264,000 (approximately $3,287 thousand) from a number of investors. In return the Company allocated an aggregate amount of 4,157,500 shares, at a price per share of NIS 2.95 (approximately $0.78) and 4,157,500 non-registered warrants (the “Warrants”) to purchase 4,157,500 shares of common stock. The Warrants are exercisable at a price per share of NIS 4.25 (approximately $1.12) for four years. The net gross proceeds, after deducting the fundraising expenses of $215 thousand, was recorded in the additional paid in capital in exchange for the shares issued to the investors.

The following table summarizes information about the changes regarding the common stock outstanding and additional paid-in-capital for the period ending March 31, 2010:

	Number of	Common stock	Additional
	shares	Amount	Paid-in capital
	U.S. dollars in thousands (except share data)
Balance as of December 31, 2009	16,356,550	$164	$16,692
Issuance of common stock to private
investors (net of approximately $215,000 of issuance costs)	4,157,500	42	3,030
Stock- based compensation	-	-	124
Exercise of stock options and warrants	70,000	*	-

Balance as at March 31, 2010	20,584,050	$206	$19,846

*                        less than $1 thousand

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2010 (Unaudited)

Note 6 - Financial Instruments and Risk Management

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

Note 7– Significant Events During the Period

A.
At a General Meeting of the shareholders held on January 21, 2010, the shareholders authorized the increase of the authorized capital of the Company to 65,000,000 common shares at a par value of $0.01, subject to a future resolution of the Board.

B.
In the interests of expediting patient recruitment and to reduce expenses  relating to the clinical development of the Company’s developing drug therapy in patients with ovarian cancer, in March 2010 the Company ceased recruiting patients at two university hospitals in the U.S. in order to commence patient recruitment in the near future at alternate sites in Israel.

In addition, the company has requested from the FDA to change the enrollment to inclusion criteria to include ovarian cancer patients who do not have ascites.

C.
On March 7, 2010, following the recommendations of the Compensation and Audit Committees, the Board of Directors appointed current director Mr. Doron Nevo as Chairman of the Board, and approved a compensation package including an allocation of 168,750 options at an exercise price of NIS 3.51 (the 22-day average closing price of the Company's shares on the TASE) (approximately $0.94) which shall vest over twelve calendar quarters, with an acceleration such that if he is removed from the position of Chairman (except for cause) during the first year, a total of 56,250 options will be vested, and if he is removed (except for cause) thereafter, whatever is already vested shall remain so, and an additional 14,063 options shall vest.

Additionally, the Board of Directors approved an allocation of 80,000 options at an exercise price of NIS 3.17 (approximately $0.84) to three directors.

Note 8 – Subsequent events

In April 2010, the Company announced that it had received the interim results of its Phase IIb clinical trial of the drug candidate BC-819 for use in superficial bladder cancer in patients who had not responded to conventional treatment (BCG or chemotherapy), and that the Food and Drug Administration (FDA) had approved the continuation of the trial, and the commencement of enrollment of the second and last treatment group (comprised of 15 patients).

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only estimations. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

BioCancell Therapeutics Inc. (hereinafter referred to as either the “Company”, “we”, “us” or “our”) was incorporated in the United States under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004. We filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange, or TASE, and, since August 17, 2006, our securities have been publicly traded in Israel on the TASE. For TASE purposes, we file Hebrew financial statements in New Israeli Shekels in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board. On June 22, 2009, our registration statement with the U.S. Securities and Exchange Commission was declared effective. For our filings in the United States, we prepare the U.S. financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

We and our wholly owned subsidiary in Israel, BioCancell Therapeutics Israel Ltd., focus our activities on the research and development of drugs / product candidates for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer. The leading drug developed by us has been tested for a number of cancer types in pre-clinical lab animal studies, compassionate use human trials and a Phase I/IIa clinical trial. We are now performing an advanced Phase IIb clinical trial on bladder cancer patients and Phase I/IIa clinical trials on pancreatic and ovarian cancer patients. Additionally, we are presently evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

We are a development stage company. Therefore, there is no certainty regarding our ability to complete the development of any of our product-candidates, receive regulatory permits and succeed in our marketing efforts. Our operations since inception have been directed primarily toward developing research and development activities, conducting pre-clinical studies and clinical trials of our product candidates, business strategies, raising capital, exploring marketing channels and recruiting personnel.

From our inception, we have raised a cumulative amount of $16,840,000 including the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised in private placements an amount of $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008 we executed a private placement to Clal Biotechnology Industries Ltd. (“CBI”) from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd. and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., institutional investors (the “Investors”), whereby three investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements were approximately $3.65 million (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of our common stock of our stock at a price of approximately $0.79, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of at a price of approximately $1.15. The aggregate gross proceeds were $3,285,000 at an approximately price of $0.79 per share (net proceeds of $3,072,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through March 31, 2010, aggregated $22,773,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe we have sufficient cash to meet our planned operating needs until the end of November 2010, based on our current cash levels.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our product-candidates under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. It is not possible to forecast accurately the results of these activities.

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

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are running three main research and development projects: clinical trials for each of bladder, ovarian and pancreatic cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials, the availability of funding and the required granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, we expect to receive final FDA approval and commence sales in 2014– 2015. On account of anticipated FDA fast-track development for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2014, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

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

Stock-Based Compensation

New employees typically receive stock option awards. We also grant additional stock option awards to existing employees and directors, usually once a year. The Company records stock-based compensation as an expense in the statement of operations based on the fair value at the date of the award. Fair value is determined using the Black-Scholes-Merton option pricing model. We have accounted for stock-based compensation in this manner from our inception.

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

Income Tax Expense

We account for income taxes in accordance under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. ASC subtopic 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Results of Operation

Three Months Ended March 31, 2010 and March 31, 2009 and the Development Stage Period (cumulative from inception to March 31, 2010)

Research and Development Expenses
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From Inception to March 31, 2010
	U.S. Dollars in Thousands
Research and Development Expenses, Net	$505	$414	$9,757

Research and development expenses increased by approximately $91,000, or 22.0%, to $505,000 for the three months ended March 31, 2010, from $414,000 for the three months ended March 31, 2009. Research and development expenses increased due to increased clinical trial compensation, patent expenses and decreased funding from OCS, BIRD Foundation and other grants. This was partially offset by less than anticipated clinical trials expenses in bladder, pancreatic and ovarian cancer due to slower than anticipated enrollment rate of patients. Salaries increased to $264,000 for the three months ended March 31, 2010, from $192,000 for the three months ended March 31, 2009. Research and development expenses for the three month period ending March 31, 2010 were comprised mainly of compensation to personnel, as disclosed above, and other clinical trial expenses of $128,000. By comparison, research and development expenses for the three month period ending March 31, 2009, were comprised mainly of compensation to personnel of $192,000 and other clinical trial expenses of $340,000. It is anticipated that our level research and development expenses will increase as our clinical trials move forward, dependent upon the enrollment of patients and the availability of funding.

The following table summarizes information about our research and development expenses for the three months ended March 31, 2010 and March 31, 2009 and the cumulative period from inception to March 31, 2010:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From Inception to March 31, 2010
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	$-	$-	$897
Bladder cancer Phase IIb	20	36	2,461
Pancreatic cancer Phase I/IIa	33	27	488
Ovarian cancer Phase I/IIa	70	273	1,797
Liver cancer	-	-	20
Clinical trial compensation	155	78	1,324
General expenses	5	4	64
	283	418	7,051
Pre-clinical expenses:
Compensation	109	114	3,654
Material	33	5	300
Patents	86	15	459
Depreciation	8	11	126
General expenses	15	22	213
	251	167	4,752
	534	585	11,803
Chief Scientist and BIRD Foundation grants	(29)	(171)	(2,046)
Total Research and Development Expenses, Net	$505	$414	$9,757

General and Administrative Expenses

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From Inception to March 31, 2010
	U.S. Dollars in Thousands
General and Administrative Expenses	$428	$324	$6,721

General and administrative expenses increased by $104,000, or 32.1%, to $428,000 for the three months ended March 31, 2010 from $324,000 for the three months ended March 31, 2009. General and administrative expenses were higher in 2010 than in 2009 due primarily to stock-based compensation to employees and directors which were offset by reduced consulting fees and professional service fees (primarily legal and accounting). The consulting expenses incurred due to the recent S-1 filing and filing with the TASE in 2009 were recorded as deferred stock issuance costs in the balance sheet, to be offset against expected proceeds from the intended fundraising. The main components of general and administrative expense were compensation costs of $302,000 as compared to $146,000, professional service and consulting fees of $74,000 as compared to $120,000 for the periods ended March 31, 2010 and 2009, respectively. It is anticipated that our level general and administrative expenses will remain relatively the same in the upcoming quarters.

The following table summarizes information about our general and administrative expenses for the three months ended March 31, 2010 and March 31, 2009 and the cumulative period from inception to March 31, 2010:
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From Inception to March 31, 2010
	U.S. Dollars in Thousands
Compensation	$302	$146	$3,498
Professional services and consulting fees	74	120	2,206
Rent & office related expenses	29	30	510
Travel	-	7	122
Insurance	8	4	67
Corporate and filing fees	6	2	102
Other general expenses	9	15	216
Total General and Administrative Expenses	$428	$324	$6,721

Non-operating expenses (income), net

Non-operating expenses (income), net, increased $276,000 to $1,283,000 for the three months ended March 31, 2010 from $1,007,000 for the period ended March 31, 2009. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as a derivative financial instrument, as described below. The primary drivers of the adjustment of our warrants were the increases in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge of approximately $1,186 thousand as compared to $1,037 thousand for the three months ended March 31, 2010 and 2009, respectively, resulting from revaluation of warrants to shareholders.

The following table summarizes information about our non-operating expenses (income), net:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From Inception to March 31, 2010
	U.S. Dollars in Thousands
Interest expense (income), net	(2)	1	(15)
Loss (gain) from marketable securities, net	-	-	(6)
Interest on convertible notes and discount amortization	93	79	582
Revaluation of warrants	1,186	1,037	2,586
Other financing expense (income), net	6	(110)	(279)
	$1,283	$1,007	$2,868

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

The following table shows the changes in the underlying parameters used in the valuation for valuing the Convertible Notes Payable and the Warrants:

	As of March 31, 2010	As of December 31, 2009
Price of underlying stock	3.311 NIS	2.435 NIS
Strike price	$0.716	$0.716
Continuously compounded risk free interest rate for warrants	2.41%	2.68%
Continuously compounded annual dividend rate	0%	0%
Time in years until the expiration of the warrant*	3.33 years	3.58 years
Implied volatility for the underlying stock	142.28-146.53%	145.48-148.52%

* the Binomial model addresses this parameter differently than the Black-Scholes-Merton model as explained above.

Income Tax (Expense) Benefit

The federal tax rates applicable to us, as an entity incorporated in Delaware in the United States, are progressive corporate tax rates of up to 34%.

At December 31, 2009, we had net operating loss (NOL) carryforwards in the United States amounting to $1,794,000, which will expire beginning in 2024 through 2029. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company’s recent initial public offering, or IPO, and other ownership changes that have transpired, may limit the Company’s ability to utilize its NOL and credit carryforwards although the Company has not yet determined to what extent.

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

The tax rates applicable to our Israeli subsidiary are as follows: 2009 – 26%, 2010 – 25%, 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21% and 2015 – 20%, and 2016 thereafter – 18%. At December 31, 2009, our wholly owned Israeli subsidiary had NOL carryforwards in Israel amounting to NIS 51,461,000 (approximately $13,000,000), which under current tax law can be carried forward indefinitely.

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

We believe that we have sufficient cash to meet our planned operating needs until the end of November 2010, based on our current cash levels. We therefore will need to raise additional capital through future equity or debt financing to finance such initiatives.

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

As of March 31, 2010, we had $2,801,000 in cash, cash equivalents, and marketable securities, an increase of $2,177,000 from December 31, 2009.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative From Inception to March 31, 2010
	U.S. Dollars in Thousands
Net cash used in operating activities	$(895)	$(805)	$(16,082)
Net cash provided by (used in) investing activities	$(1)	$(1)	$2,039
Net cash provided by financing activities	$3,072	$-	$16,840

Operating Activities
Net cash used in operations was $895,000 for the three months ended March 31, 2010 as compared to net cash used in operating activities of $805,000 for the three months ended March 31, 2009. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $2,216,000 and our net cash used in operations was attributable mostly to $124,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, and depreciation and amortization of $9,000, while recognizing income of $1,186,000 of fair value adjustment of the derivative instruments.

Currently all of our funds are held as cash and cash equivalents. As of March 31, 2010, we have no material commitments for capital expenditures. It is anticipated that our level of net cash used in operations will remain the same as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on ability to secure future funding.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2010 and 2009, is attributable primarily to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to the proceeds in marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities
Net cash flow provided by financing activities was $3,072,000 for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $0 for the three months ended March 31, 2009. This was mainly attributable to the proceeds from the private placements to institutional and individual investors of 4,157,500 shares of our common stock of our stock at a price of about $0.79, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of at a price of about $1.15. The aggregate gross proceeds were $3,285,000 at an approximately price of $0.79 per share (net proceeds of $3,072,000), as described above. Cash flow used in financing activities for the development stage period (cumulative from inception to March 31, 2010) stems from the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, net proceeds from the proceeds from a private placement allocation of shares of our common stock and warrants to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008, net proceeds from the proceeds from a private placement allocation of shares of our common stock and warrants in March 2010 and the exercise of stock options less the purchase of treasury stock. During May and June 2009, our subsidiary sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock.

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

Future Operations

We believe we have sufficient cash to meet our planned operating needs until the end of November 2010, based on our current cash levels. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future equity or debt financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. The audit report covering our December 31, 2009 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through March 31, 2010, aggregated $22,773,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. Also see the Risk Factor, “Our auditors have expressed substantial doubt as to whether we can continue as a going concern” in our previously filed Registration Statement on Form S-1 (File No. 333-156252).

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

Critical Accounting Policies and Significant Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2009 and 2008, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements:

Accounting for Stock-based Compensation
We record stock-based compensation as an expense in the statement of operations. Compensation cost for all stock-based awards are recorded at fair value on date of grant over the service period for awards expected to vest. Fair value is determined using the Black-Scholes-Merton option pricing model which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes-Merton valuation model. We have accounted for stock-based compensation at grant date fair value from our inception. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

The expenses recorded in the statement of operations on account of stock-based transactions were $124,000 and $22,000 for the three months ended March 31, 2010 and March 31, 2009, respectively, and $1,765,000 for the development stage period (cumulative from inception to March 31, 2010).

The parameter used in the valuation of options granted to employees in 2004-2005 was the price of the share on grant date as described above. The parameters used in the valuation of grants in 2006 – 2010 were based on the Black-Scholes-Merton model for valuing options for employees:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.37%	$0.10
2009	0.8	10 years	4.96%	$0.63
2010	0.9	10 years	4.97%	$0.88

The fair value of options granted to non-employees has been computed and accounted for in accordance with ASC subtopic 505-50 and 718-10 and was measured according to the Black-Scholes-Merton option-pricing model. To the extent that there are non-employee options for which a measurement date was not yet reached, the stock option compensation is revalued at the end of each reporting period.
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

We recognize tax benefits from tax positions only if they have at least a “more likely than not” chance of being sustained upon a challenge by the respective taxing authorities. Recognition and measurement of uncertain tax positions are also subject to management’s estimates and judgment of whether they are more likely than not to be sustained, and the amount to be recognized. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Valuation of Financial Instruments Issued in Private Placement Financing
On July 30, 2008 we completed private placements with institutional investors, for the purchase of: (i) shares of our common stock, (ii) debentures convertible into shares of our common stock and (iii) warrants to purchase shares of our common stock.

To account for these private placements, we estimated the fair value of the three components embodied in the agreements. We used various valuation models and techniques to determine the individual values of the three components. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility for the underlying stock and the standard normal cumulative distribution function. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. The $3,650,000 of proceeds from the private placements were first allocated to the warrants, which were classified as derivative instruments. The warrants are considered derivative instruments, since they are not indexed solely to our own stock as they must be settled in a currency other than our functional currency, as it has an underlying and notional amount, requires no initial net investment, and permits net settlement. The Convertible Notes Payable are classified as long-term liabilities and have been recorded at their initial relative fair value. The warrants have been recorded as a liability, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. Changes in the fair value are included in the statement of operations. Our warrants to noteholders are valued using the Binomial model. Prior to this period, our warrants to noteholders were valued using the Black-Scholes-Merton model. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.  Given the recent foreign currency fluctuation’s effect on the exercise price of the warrants throughout the life of the warrant, our assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black-Scholes-Merton model which only allows for exercise date. Also, we previously did not have sufficient volatility history subsequent to our IPO, but are now using our own volatility information. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. For further details regarding these estimates, see the discussion on non-operating expenses (income), net above.

Item 4T. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 1A.       RISK FACTORS

N/A

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.           RESERVED

ITEM 5.           OTHER INFORMATION

On January 21, 2010, we held a special general meeting of our stockholders. Orly Yarkoni and David Schlachet were elected to serve as independent directors under Israeli law. In addition, the general meeting approved an allocation of options to purchase 30,000 shares of our common stock to each of the newly-elected directors, approved a meeting participation fee and an allocation of options to purchase 20,000 shares of our common stock to serving director Aviv Boim, and authorized our Board of Directors to increase our authorized stock capital from 50 million to 65 million shares of common stock, par value $0.01 each. The number of votes cast for each matter was as follows:

Proposal Description	Votes Cast For Proposal	Votes Cast Against Proposal	Votes Abstaining
Appointment of Orly Yarkoni as External Director under Israeli law, and establishing Ms. Yarkoni’s renumeration	8,174,046	104,229	105,940
Appointment of David Schlachet as External Director under Israeli law, and establishing Mr. Schlachet’s renumeration	8,174,046	104,229	105,940
Allocation of options to purchase 30,000 shares of common stock to each of Orly Yarkoni and David Schlachet	7,457,575	848,472	78,168
Approval of a meeting participation fee and allocation of options to purchase 20,000 shares of common stock to Aviv Boim	7,825,227	480,820	78,168
Authorization of Board of Directors to increase authorized capital to 65 million shares of common stock	8,201,818	104,229	78,168

ITEM 6.           EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioCancell Therapeutics Inc.

Date: May 10, 2010	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: May 10, 2010	By:	/s/ IRA WEINSTEIN

Ira Weinstein
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

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

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.