Form 10-Q
period 2010-06-30
BIOCANCELL THERAPEUTICS INC.
filed 2010-08-09
CIK 1451980

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010

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
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 20,621,113 as of August 8, 2010.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements As of June 30, 2010 (Unaudited)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2010	2009
	U.S. dollars in thousands
Current assets
Cash and cash equivalents	$1,842	$624
Receivable from Chief Scientist and BIRD Foundation	261	45
Prepaid expenses 1	170	228
Other current assets	73	88

Total current assets	2,346	985

Deferred stock issuance costs	140	178

Long-term assets
Deposit in respect of employee severance benefits	214	237
Long-term prepaid expenses	59	59

Total long-term assets	273	296

Property and equipment at cost, net of $144 thousand
and $130 thousand accumulated depreciation as of
June 30, 2010 and December 31, 2009, respectively	92	106

Total assets	$2,851	$1,565

1 The amounts as of June 30, 2010 and December 31, 2009 include $0 and $28 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		June 30,	December 31,
		2010	2009
	Note	U.S. dollars in thousands
Current liabilities
Accounts payable		$135	$239
Accrued expenses and others 1		203	298
Accrued vacation pay		71	80
Employees and related liabilities		86	66

Total current liabilities		495	683

Long-term liabilities
Liability for employee severance benefits		184	204
Convertible notes payable	3,4	866	644
Warrants to noteholders	3	1,693	3,400

Total long-term liabilities		2,743	4,248

Contingent liabilities and commitments	2

Stockholders' equity (deficit)
Common stock, $0.01 par value per share (50,000,000 shares
authorized, 20,621,113 and 16,356,550 shares issued and
outstanding, as of June 30, 2010, and December 31, 2009,
respectively)		206	164
Additional paid-in capital		19,907	16,692
Accumulated other comprehensive income		332	335
Accumulated deficit		(20,832)	(20,557)

Total stockholders' equity (deficit)		(387)	(3,366)

Total liabilities and stockholders' equity (deficit)		$2,851	$1,565

1 The amounts as of June 30, 2010 and December 31, 2009 include $8 thousand and $8 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three month period ended		Six month period ended		Cumulative from inception through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
	U.S. dollars in thousands
	(except share and per share data)
Research and development costs	$477	$932	$1,011	$1,517	$12,280
Less: Chief Scientist and BIRD Foundation grants	(198)	(149)	(227)	(320)	(2,244)

Research and development costs, net	279	783	784	1,197	10,036
General and administrative costs 1	472	264	900	588	7,193

Operating loss	(751)	(1,047)	(1,684)	(1,785)	(17,229)

Interest expense (income), net	4	-	6	(1)	19
Gain from marketable securities, net	-	-	-	-	6
Interest on convertible notes and discount amortization	(150)	(82)	(243)	(160)	(732)
Revaluation of warrants	2,826	(2,311)	1,640	(3,347)	240
Other financing expense (income), net	12	(24)	6	84	291

Net profit (loss)	1,941	(3,464)	(275)	(5,209)	(17,405)

Basic net profit (loss) per share	0.09	(0.23)	(0.01)	(0.35)	(1.59)

Diluted net profit (loss) per share	$(0.04)	$(0.23)	$(0.09)	$(0.35)	$(1.61)

Weighted-average common shares used in computing
basic net profit (loss) per share	20,611,735	14,996,086	18,912,728	14,739,398	10,914,624

Weighted-average common shares used in computing
diluted net profit (loss) per share	20,669,946	14,996,086	19,676,882	14,739,398	10,981,072

1 The amounts for the three and six month periods ending June 30, 2010 and for the cumulative period include $21 thousand,$42 thousand $116 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Six month period ended		Cumulative from inception through
	June 30,	June 30,	June 30,
	2010	2009	2010
	U.S. dollars in thousands
Cash flows from operating activities:
Net profit (loss)	$(275)	$(5,209)	$(17,405)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase (decrease) in liability for employee severance
benefits	(15)	23	179
Fair value adjustment of marketable securities	-	-	133
Depreciation and amortization	18	21	143
Stock-based compensation	215	58	1,856
Revaluation of warrants	(1,640)	3,347	(240)
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	243	156	718

Changes in assets and liabilities:
Decrease (increase) in other current assets	13	(11)	(77)
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970

Decrease (increase) in Chief Scientist and BIRD Foundation receivable	(224)	64	(203)
Decrease (increase) in prepaid expenses	54	(1)	(153)

Decrease (increase) in severance pay deposits	17	(40)	(202)
Decrease (increase) in long-term receivables	-	1	(53)
Increase (decrease) in accounts payable	(101)	57	126
Increase in employees and related liabilities	22	15	108
Increase (decrease) in accrued vacation pay	(7)	44	40
Increase (decrease) in accrued expenses	(90)	(3)	163

Net cash used in operating activities	(1,770)	(1,478)	(16,780)

Cash flows from investing activities:
Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Sale of property and equipment	1	-	1
Acquisition of property and equipment	(7)	(4)	(219)

Net cash provided by (used in) investing activities	$(6)	$(4)	$2,034

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

	Six month period ended		Cumulative from inception through
	June 30,	June 30,	June 30,
	2010	2009	2010
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock, net of issuance costs of $245 thousand	$3,042	-	$13,435
Decrease (increase) in deferred stock issuance stocks	34	-	(143)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series A options warrant	-	-	772
Issuance of Series B options warrant	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Treasury stock purchase	-	-	(4,951)
Treasury stock sale	-	1,017	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	3,076	1,017	16,667

Effect of exchange rate on cash	(82)	(145)	(79)

Increase (decrease) in cash and cash equivalents	1,218	(610)	1,842
Cash and cash equivalents at beginning of period	624	2,779	-

Cash and cash equivalents at end of period	1,842	2,169	1,842

Non-cash transactions

Conversion of stockholder loans	-	-	360

Issuance of common stock to founders	-	-	43

Issuance of option warrants to underwriters	-	-	358

Exercise of stock options by Company consultants	-	-	1

Conversion of series A convertible preferred stock to common stock	$-	$-	$33

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drug-candidates for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer.  The leading drug-candidate developed by the Company has been successfully tested for a number of cancer types in pre-clinical lab animal trials, compassionate use human trials and a Phase I/IIa clinical trial.  The Company is now performing an advanced Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients and a Phase I/IIa clinical trials on pancreatic cancer patients with BC-819. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has not generated any revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until the end of November 2010, based on its current cash level. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies (cont'd)

D.
The Company filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange (“TASE”) and beginning August 17, 2006 has been publicly traded on the TASE. On June 23, 2009 the Company’s Registration Statement on Form S-1 was deemed effective by the United States Securities and Exchange Commission (SEC) and as of that date it is a reporting company to the SEC.

E.
In October 2009, the Company published a shelf prospectus with the TASE (which is valid for two years) and a Form S-1/A with the U.S. Securities and Exchange Commission in anticipation of its upcoming fundraising. As of June 30, 2010, the Company has not received final comments from the SEC regarding its filing and has recorded $140 thousand as deferred stock issuance costs in anticipation of this planned fundraising.

F.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of BioCancell Therapeutics, Inc. and its subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Consolidated Financial Statements for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts have been reclassified in order to conform to the current year presentation.

The Company also files Hebrew language, New Israel Shekel based financial statements, prepared in accordance with International Financial Reporting Standards (IFRS), with the TASE.

G.	Development Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operations. Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

H.	Use of Estimates

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

I.            Derivative Instruments

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

 Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

J.	Net Profit (Loss) Per Share

Basic net profit (loss) per share EPS is computed by dividing the net profit (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net profit (loss) per share is computed by dividing the net profit (loss) for the period by the weighted-average number of common shares including the effect of dilutive common stock equivalents, consisting of the Warrants granted to investors in July 2008, using the treasury stock method. The Series 2 Warrants, Warrants to underwriter, Convertible notes payable, Warrants for interest on convertible notes payable , Stock options to employees, directors and consultants under Stock Option Plans, Warrants granted to a group of private investors in March 2010 have been excluded from the computation of the diluted loss per common share for the three and six months ended June 30, 2010, as the inclusion of 12,420,091 common shares issuable upon their conversion for the three months ended June 30, 2010, and 14,346,726 common shares issuable upon their conversion for the six months ended June 30, 2010, would have been anti-dilutive. Diluted net loss per share for the three and six months ended June 30, 2009 is the same as basic net loss per share as the inclusion of the Company’s outstanding common stock equivalents would have been anti-dilutive.

The following table presents the computation for the diluted profit (loss) per common share:

	Three month period ended		Six month period ended		Cumulative from inception through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
	U.S. dollars in thousands
	(except share and per share data)
Diluted profit (loss) per common share computation

Numerator:
Net Profit (loss)	$1,941	$(3,464)	$(275)	$(5,209)	$(17,405)
Warrants to investors	(2,826)	-	(1,640)	-	(240)

Net profit (loss) attributable to common shares (diluted)	(885)	(3,464)	(1,915)	(5,209)	(17,645)

Denominator:
Weighted-average number of common shares outstanding during the period	20,611,735	14,996,086	18,912,728	14,739,398	10,914,624
Warrants to investors	$58,211	$-	$764,155	$-	$66,448

Diluted common share outstanding	20,669,946	14,996,086	19,676,883	14,739,398	10,981,072

Diluted net profit (loss) per common share	$(0.04)	$(0.23)	$(0.09)	$(0.35)	$(1.61)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

J.           Net Profit (Loss) Per Share (cont’d)

The following table summarizes the securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future and were not included in the computation of basic EPS.

	For the six month period ended		Cumulative from October 1, 2004 (inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Series 2 Warrants	2,500,000	2,500,000	2,500,000
Warrants to underwriter	300,000	300,000	300,000
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible notes payable	819,553	374,302	819,553
Warrants to investors	10,278,046	5,675,295	10,278,046
Stock options to employees, directors and consultants under Stock Option Plans	2,526,176	1,632,989	2,526,176

	20,501,987	14,560,798	20,501,987

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

 Note 2 – Contingent Liabilities and Commitments

Operating leases

1.           Vehicles

The Company has lease agreements for 9 vehicles for 36 months each. As required by the agreements, the Company deposited a security deposit to ensure the fulfillment of its contractual commitment. At June 30, 2010, the balance of the deposit was $22 thousand and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.

The minimum annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2010	$86
2011	$70
2012	$24

2.            Rental Agreement

In November 2006 the Company entered into a rental agreement for its offices for a 24 month period with an option to extend. During 2008 and 2009 the Company extended the rent agreement for additional periods of 12 months until September 16, 2010. The monthly rental (including maintenance fee and parking) is $4 thousand + VAT. The Company presented the lessor with a bank guarantee in the amount of $16 thousand to ensure fulfillment of its contractual obligations.

The following table summarizes the Company’s rent expense for the periods presented:

	Three month period ended June 30,		Six month period ended June 30,		Cumulative from inception to June 30,
	2010	2009	2010	2009	2010
	U.S. dollars in thousands
Rent expense	$13	$12	$27	$24	$208

The minimum annual payment in connection with the agreement is as follows:

U.S. dollars in thousands
2010	$11

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

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
Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

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
The Company recorded income of approximately $2,826 thousand and $1,640 thousand for the three and six months ended June 30, 2010, respectively and a charge of approximately $2,311 thousand and $3,347 thousand for the three and six months ended June 30, 2009, respectively, and accumulative income of $58 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which has been recorded in the statement of operations.

Assets and liabilities measured at fair value are summarized below for the periods presented:

		Fair value measurement at reporting date using

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$1,693	-	-	$1,693

Total Liabilities	$1,693	-	-	$1,693

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

Note 3 – Fair Value Measurements (cont'd)

		Fair value measurement at reporting date using

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$3,542	-	-	$3,542

Total Liabilities	$3,542	-	-	$3,542

The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157, as of June 30, 2010:

Level 3
U.S. dollars in
thousands
Balance at December 31, 2009	$3,400
Gain resulting from revaluation of warrants to
shareholders, included in the statement of operations
for the six months ended June 30, 2010	(1,640)
Adjustment for translation differences	(67)

Balance at June 30, 2010	$1,693

Other financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and others, and convertible notes payable. Except for the convertible notes payable, the fair value of these instruments at June 30, 2010 and December 31, 2009 approximate the carrying value amounts of all the aforementioned financial instruments. Estimated fair values for the convertible notes payable have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	June 30, 2010		June 30, 2009
	U.S. dollars in thousands
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible notes payable	$866	$3,390	$463	$3,510

The difference between the carrying amount as compared to the fair value of the convertible notes payable represents the unamortized portion of the beneficial conversion feature of the convertible notes payable.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

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

U.S. dollars in
Movement during the period:	thousands
Balance at December 31, 2009	$644
Accrued interest	140
Amortization of discount for the six month period ended June 30, 2010	82

Balance of Convertible Notes Payable at June 30, 2010	$866

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

Note 5 - Stockholders' Equity

During March 2010, the Company received an aggregate investment of NIS 12,264,000 (approximately $3,287 thousand) from a number of investors. In return the Company allocated an aggregate amount of 4,157,500 shares, at a price per share of NIS 2.95 (approximately $0.78) and 4,157,500 non-registered warrants (the “Warrants”) to purchase 4,157,500 shares of common stock. The Warrants are exercisable at a price per share of NIS 4.25 (approximately $1.12) for four years. The net proceeds, after deducting the fundraising expenses of $245 thousand, was recorded in the additional paid in capital in exchange for the shares issued to the investors.

The following table summarizes information about the changes regarding the common stock outstanding and additional paid-in-capital for the period ending June 30, 2010:

	Number of shares	Common stock Amount	Additional Paid-in capital
	U.S. dollars in thousands (except share data)
Balance as of December 31, 2009	16,356,550	$164	$16,692
Issuance of common stock to private investors (net of approximately $215,000 of issuance costs)	4,157,500	42	3,000
Stock- based compensation	-	-	215
Exercise of stock options and warrants	107,063	*	-

Balance as at June 30, 2010	20,621,113	$206	$19,907

* Less than $1 thousand

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

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

In addition, the Company has requested from the Food and Drug Administration (FDA) to change the enrollment to inclusion criteria to include ovarian cancer patients who do not have ascites.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2010 (Unaudited)

Note 7– Significant Events During the Period (cont'd)

D.
In April 2010, the Company announced that it had received the interim results of its Phase IIb clinical trial of the drug candidate BC-819 for use in superficial bladder cancer in patients who had not responded to conventional treatment (BCG or chemotherapy), and that the FDA had approved the continuation of the trial, and the commencement of enrollment of the second and last treatment group (comprised of 15 patients).

E.
In June 2010, the Subsidiary received from the Office of the Chief Scientist in Israel (“OCS”) approval of the grants applied for in November 2009 for an additional research and development program with a budget of $1,344 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $664 thousand.

For the three and six month periods ended June 30, 2010, the Company did not receive any money from the Chief Scientist for this program. The Company has recorded  income receivable of $168 thousand that is recorded in receivable from Chief Scientist and BIRD Foundation, and as a reduction to research and development expenses

In May 2010, the Subsidiary applied to the OCS for two additional research and development program grants with a budget of $785 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $446 thousand. As the Company has not yet received approval for the grants, no receivable has been recorded as of June 30, 2010 in respect of this program.

These grants bear royalty payments with terms similar to the Company’s previous grants which have been fully described in the Company’s financial statements as of December 31, 2009.

F.	In March 2010, the Subsidiary terminated the agreement of VP of Technology, Mr. Moshe Landsberg, as part of its efforts to reduce costs and increase efficiency.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We and our wholly owned subsidiary in Israel, BioCancell Therapeutics Israel Ltd., focus our activities on the research and development of drugs for the treatment of superficial bladder cancer, pancreatic cancer and ovarian cancer. The leading drug-candidate developed by us has been tested for a number of cancer types in pre-clinical lab animal trials, compassionate use human trials and a Phase I/IIa clinical trial. We are now performing a Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trials on pancreatic and ovarian cancer patients. Additionally, we are presently evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

We are a development stage company. Therefore, there is no certainty regarding our ability to complete the development of any of our product-candidates, receive regulatory permits and succeed in our marketing efforts. Our operations since inception have been directed primarily toward developing research and development activities, conducting pre-clinical and clinical testing of our product-candidates, business strategies, raising capital, exploring marketing channels and recruiting personnel.

From our inception, we have raised a cumulative amount of $16,840,000 including amounts received as a result of the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised in private placements an amount of $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008, we executed a private placement to Clal Biotechnology Industries Ltd., or CBI, from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd., CBI and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., institutional investors, whereby three investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable, convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements were approximately $3.65 million (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we no longer hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of common stock at a price of approximately $0.79 per share, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of approximately $1.15. The aggregate gross proceeds were $3,285,000 at an approximate price of $0.79 per share (net proceeds of $3,042,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through June 30, 2010, aggregated $17,587,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe we have sufficient cash to meet our planned operating needs until November 2010, based on our current cash levels.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product-candidates and various other factors. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. It is not possible to forecast accurately the results of these activities.

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

 Our research and development activities are carried out by our Israeli subsidiary primarily through a laboratory research team at the Hebrew University in Jerusalem. The laboratory is managed by our Chief Scientific Officer. All of our assets are presently situated in Israel.

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are running three main research and development projects: clinical trials for each of bladder, ovarian and pancreatic cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials and the required granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, we expect to receive final FDA approval and commence sales in 2014 – 2015. On account of anticipated FDA fast-track development for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2014-2015, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

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

Stock-Based Compensation

New employees typically receive stock option awards. We also grant additional stock option awards to existing employees and directors. The Company records stock-based compensation as an expense in the statement of operations. The cost of stock-based compensation awards is measured at their fair value at the date of the award. Fair value is determined using the Black-Scholes-Merton option pricing model. We have accounted for stock-based compensation in this way from our inception.

Non-operating expenses (income), net

Non-operating expenses (income), net consists primarily of interest income, net which primarily consists of interest income earned on cash, cash equivalent and investment securities balances, gain from marketable securities, net, interest on convertible notes and discount amortization, fair value adjustments of our warrants and foreign currency exchange gains and losses.

Income Tax Expense

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. ASC subtopic 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Results of Operation

Three Months and Six Months Ended June 30, 2010 and June 30, 2009 and the Development Stage Period (cumulative from inception to June 30, 2010)

Research and Development Expenses

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative From Inception to June 30, 2010
	U.S. Dollars in Thousands
Research and Development Expenses, Net	$279	$783	$784	$1,197	$10,036

Research and development expenses decreased by approximately $504,000, or 64.4%, to $279,000 for the three months ended June 30, 2010, from $783,000 for the three months ended June 30, 2009. Research and development expenses decreased due to lower clinical trials expenses in bladder, pancreatic and ovarian cancer, mainly due to reduced hospital, plasmid production and regulatory expenses, and more efficient cost control methods. R&D compensation expenses increased to $275,000 for the three months ended June 30, 2010, from $246,000 for the three months ended June 30, 2009. Research and development expenses for the three month period ending June 30, 2010 were comprised mainly of compensation to personnel, as disclosed above, and other clinical trial expenses of $131,000. By comparison, research and development expenses for the three month period ending June 30, 2009, were comprised mainly of compensation to personnel of $246,000 and other clinical trial expenses of $601,000. It is anticipated that our level of research and development expenses will increase as our clinical trials move forward, dependent upon the rate of enrollment of patients and the availability of funding, partially offset by the cost reduction associated with the termination of the position of Vice-President of Technology as part of efforts to reduce costs and increase efficiency.

Research and development expenses decreased by approximately $413,000, or 34.5%, to $784,000 for the six months ended June 30, 2010, from $1,197,000 for the six months ended June 30, 2009. Research and development expenses decreased due to lower clinical trials expenses in bladder, pancreatic and ovarian cancer, mainly due to reduced hospital, plasmid production and regulatory expenses, and more efficient cost control methods and decreased grants from theOffice of the Chief Scientist in Israel or OCS and American-Israeli BIRD (Bi-national Industrial Research and Development) Foundation, or BIRD Foundation. Salaries increased from $438,000 for the six month period ended June 30, 2009 to $539,000 for the six month period ended June 30, 2010. Research and development expenses for the six month period ending June 30, 2010 amounted to approximately $784,000, comprised mainly of compensation to personnel as disclosed above and clinical trial expenses of $258,000 as compared to $940,000 for the six months ended June 30, 2009.

The following table summarizes information about our research and development expenses for the three months and six months ended June 30, 2010 and June 30, 2009 and the cumulative period from inception to June 30, 2010:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative From Inception to June 30, 2010
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	$-	$-	$-	$-	$897
Bladder cancer Phase IIb	22	67	42	102	2,483
Pancreatic cancer Phase I/IIa	45	60	78	87	533
Ovarian cancer Phase I/IIa	61	459	131	732	1,858
Liver cancer	-	-	-	-	20
Clinical trial compensation	172	94	327	172	1,496
General expenses	3	15	7	19	67
	303	695	585	1,112	7,354
Pre-clinical expenses:
Compensation	103	152	212	266	3,757
Material	29	8	62	13	329
Patents	22	41	107	56	481
Depreciation	8	2	16	21	134
General expenses	12	34	29	49	225
	174	237	426	405	4,926
	477	932	1,011	1,517	12,280
Less: Chief Scientist and BIRD Foundation grants	(198)	(149)	(227)	(320)	(2,244)
Total Research and Development Expenses, Net	$279	$783	$784	$1,197	$10,036

General and Administrative Expenses

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative From Inception to June 30, 2010
	U.S. Dollars in Thousands
General and Administrative Expenses	$472	$264	$900	$588	$7,193

General and administrative expenses increased by $208,000, or 78.8%, to $472,000 for the three months ended June 30, 2010 from $264,000 for the three months ended June 30, 2009. General and administrative expenses were higher in 2010 than in 2009 due primarily to stock-based compensation to employees and directors, and consulting and professional service fees (primarily legal and accounting). The consulting expenses incurred due to the recent S-1 filing with the SEC and the TASE in anticipation of the upcoming round of financing were recorded as deferred stock issuance costs in the balance sheet, to be offset against expected proceeds from the intended fundraising. The main components of general and administrative expenses were compensation expenses of $268,000 (inclusive of $69,000 stock-based compensation to employees and directors) as compared to $144,000 (inclusive of $4,000 stock-based compensation to employees and directors), professional service and consulting fees of $151,000 as compared to $37,000 for the periods ended June 30, 2010 and 2009, respectively. The increase in consulting fees is due to our increased strategic partnering consultant activities. It is anticipated that the level general and administrative expenses will remain relatively the same as in this quarter in the upcoming quarters.

General and administrative expenses increased by $312,000, or 53.1%, to $900,000 for the six months ended June 30, 2010 from $588,000 for the six months ended June 30, 2009. General and administrative expenses were higher in 2010 than in 2009 due primarily to stock-based compensation to employees and directors, and consulting fees and professional service fees (primarily legal and accounting). The main components of general and administrative expense were compensation costs of $570,000 (inclusive of $163,000 stock-based compensation to employees and directors) as compared to $290,000 (inclusive of $7,000 stock-based compensation to employees and directors), professional service and consulting fees of $225,000 as compared to $157,000 for the periods ended June 30, 2010 and 2009, respectively. The increase in consulting fees is due to our increased strategic partnering consultant activities.

The following table summarizes information about our general and administrative expenses for the three months and six months ended June 30, 2010 and June 30, 2009 and the cumulative period from inception to June 30, 2010:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative From Inception to June 30, 2010
	U.S. Dollars in Thousands
Compensation	$268	$144	$570	$290	$3,766
Professional services and consulting fees	151	37	225	157	2,357
Rent & office related expenses	28	28	57	58	539
Travel	-	-	-	7	122
Insurance	8	6	16	10	74
Corporate fees	5	37	11	39	107
Other general expenses	12	12	21	27	228
Total General and Administrative Expenses	$472	$264	$900	$588	$7,193

Non-operating expenses (income), net

Non-operating expenses (income), net, decreased by $5,109,000 to $(2,692,000) for the three months ended June 30, 2010 from $2,417,000 for the three months ended June 30, 2009. The decrease in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as a derivative financial instrument, as described below. The primary drivers of the adjustment of our warrants were the decrease in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge (gain) of approximately $(2,826,000) as compared to $2,311,000 for the three months ended June 30, 2010 and 2009, respectively, resulting from revaluation of warrants to shareholders.

Non-operating expenses (income), net, decreased $4,833,000, to $(1,409,000) for the six months ended June 30, 2010 from $3,424,000 for the six months ended June 30, 2009. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments in accordance with SFAS 133, as described below. The primary drivers of the adjustment of our warrants were the increase in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge (gain) of approximately $(1,640,000) as compared to $3,347,000 for the six months ended June 30, 2010 and 2009, respectively, resulting from revaluation of warrants to shareholders.

The following table summarizes information about our non-operating expenses (income), net, for the three months and six months ended June 30, 2010 and June 30, 2009 and the cumulative period from inception to June 30, 2010:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative From Inception to June 30, 2010
	U.S. Dollars in Thousands
Interest expense (income), net	$(4)	$-	$(6)	$1	$(19)
Gain from marketable securities, net	-	-	-	-	(6)
Interest on convertible notes and discount amortization	150	82	243	160	732
Revaluation of warrants	(2,826)	2,311	(1,640)	3,347	(240)
Other financing expense (income), net	(12)	24	(6)	(84)	(291)
	$(2,692)	$2,417	$(1,409)	$3,424	$176

Our warrants to noteholders are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.

The following table shows the changes in the underlying parameters used in the valuation for valuing the warrants:

	As of June 30, 2010	As of June 30, 2009	As of December 31, 2009
Price of underlying stock	2.220 NIS	3.064 NIS	2.435 NIS
Strike price	$0.716	$0.716	$0.716
Continuously compounded risk free interest rate for warrants	2.14%	3.75%	2.68%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the warrant	3.08 years	4.08 years	3.58 years
Implied volatility for the underlying stock	79.54%	103.68%	145.48-148.52%

 Income Tax (Expense) Benefit

The federal tax rates applicable to us, as an entity incorporated in Delaware in the United States, are progressive corporate tax rates of up to 34%.

At December 31, 2009, we had net operating loss (NOL) carryforwards in the United States amounting to $1,794,000, which will expire beginning in 2024 through 2029. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, our initial public offering, or IPO, and other ownership changes that have transpired, may limit our ability to utilize its NOL and credit carryforwards although we have not yet determined to what extent.

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

The tax rates applicable to our Israeli subsidiary are as follows: 2010 – 25%, 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20% and 2016 thereafter – 18%. At December 31, 2009, our wholly owned Israeli subsidiary had NOL carryforwards in Israel amounting to NIS 51,461,000 (approximately $13,000,000), which under current tax law can be carried forward indefinitely.

Liquidity and Capital Resources

We are a development stage company and have not experienced significant revenue generating activities since our formation. We have incurred operating losses for each year since our inception in 2004. To achieve operating profits, we, alone or together with others, must successfully identify, develop and market product candidates. Our principal activities, from the beginning of our development stage, have been organizational matters, issuance of stock, product research and development, fund raising and market research. We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option exercises.

We believe that we have sufficient cash to meet our planned operating needs until the end of November 2010, based on our current cash levels. We therefore will need to raise additional capital through future equity or debt financing to finance such initiatives and are currently evaluating potential alternatives.

In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Securities Exchange Act of 1934, as amended. We do not anticipate earning operating income over the coming years as the development process will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization and we may be unable to obtain regulatory approval for any of our prospective therapeutic products.

As of June 30, 2010, we had $1,842,000 in cash and cash equivalents, an increase of $1,218,000 from December 31, 2009.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative From Inception to June 30, 2010
	U.S. Dollars in Thousands
Net cash used in operating activities	$(1,770)	$(1,478)	$(16,780)
Net cash provided by (used in) investing activities	$(6)	$(4)	$2,034
Net cash provided by financing activities	$3,076	$1,017	$16,667

Operating Activities

Net cash used in operations was $1,770,000 for the six months ended June 30, 2010 as compared to net cash used in operating activities of $1,478,000 for the six months ended June 30, 2009. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $457,000 and our net cash used in operations was attributable mostly to $215,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, and depreciation and amortization of $18,000, while recognizing income of $1,640,000 of fair value adjustment of the derivative instruments. Net cash used in operations was $3,654,000 for the year ended December 31, 2009.

Currently all of our funds are held as cash and cash equivalents. As of June 30, 2010, we have no material commitments for capital expenditures. It is anticipated that our level of net cash used in operations will remain the same as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on ability to secure future funding.

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

Investing Activities

Net cash provided by (used in) investing activities in the six months ended June 30, 2010 and 2009, is attributable primarily to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by (used in) investing activities from our inception is attributable mostly to the proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $3,076,000 for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $1,017 for the six months ended June 30, 2009. This increase was mainly attributable to the proceeds from the private placements to institutional and individual investors of 4,157,500 shares of our common stock of our stock at a price of about $0.79, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of at a price of about $1.15. The aggregate gross proceeds were $3,285,000 at an approximately price of $0.79 per share (net proceeds of $3,042,000), as described above. Net cash provided by financing activities for the six months ended June 30, 2009, was mainly attributable to the sale of 1,099,756 shares of treasury stock, at an average price of $0.92 per share. Cash flow used in financing activities for the development stage period (cumulative from inception to June 30, 2010) stems from the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, net proceeds from the proceeds from a private placement allocation of shares of our common stock and warrants to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008, net proceeds from the proceeds from a private placement allocation of shares of our common stock and warrants in March 2010 and the exercise of stock options less the purchase of treasury stock. During May and June 2009, our subsidiary sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock.

Our financing needs may change substantially because of the results of our research and development, competition, clinical trials and costs arising from additional regulatory approvals. We may not succeed in raising additional funds if needed. The timing of our need for additional funds will depend on a number of factors as described in the “Risk Factors” Section under “We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations”.

Future Operations

We believe we have sufficient cash to meet our planned operating needs until November 2010, based on our current cash levels. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Also see discussion in the “Risk Factors” Section under “Our auditors have expressed substantial doubt as to whether we can continue as a going concern”.

Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

•	continued progress of and increased spending related to our research and development activities;
•	progress with clinical trials and pre-clinical experiments;
•	increased general and administrative expenses related to our being a reporting company both to TASE and SEC;
•	prosecuting and enforcing patent claims;
•	technological and market developments;
•	the ability to establish product development arrangements;
•	the cost of manufacturing development;
•	effective marketing activities and arrangements; and
•	licensing activity.

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

 Accounting for Stock-based Compensation

We record stock-based compensation as an expense in the statement of operations and this requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Compensation cost of all stock-based compensation awards are recorded at their fair value at the date of the award over the service period for awards expected to vest. Fair value is determined using the Black-Scholes-Merton option pricing model which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes-Merton valuation model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to our share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $215,000 and $58,000 for the six months ending June 30, 2010 and 2009 and $1,856,000 for the development stage period (cumulative from inception to June 30, 2010).

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

The fair value of options granted to non-employees has been measured according to the Black-Scholes-Merton option-pricing model. To the extent that there are non-employee options for which a measurement date was not yet reached, the stock option compensation is revalued at the end of each reporting period.

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

Valuation of Financial Instruments Issued in Private Placement Financing

On July 30, 2008, we completed private placements with institutional investors, for the purchase of: (i) shares of our common stock, (ii) debentures convertible into shares of our common stock and (iii) warrants to purchase shares of our common stock. The terms of the convertible debentures and warrants are described under “Description of Securities — Convertible Debentures” and “Description of Securities — Warrants”.

To account for these private placements, we estimated the fair value of the three components embodied in the agreements. We used various valuation models and techniques to determine the individual values of the three components. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility for the underlying stock and the standard normal cumulative distribution function. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. The $3.650 million of proceeds from the private placements were first allocated to the warrants, which were classified as derivative instruments. The warrants are considered derivatives since they are not indexed solely to our own stock as they must be settled in a currency other than our functional currency, and the warrants meet all of the characteristics of a derivative instrument. The convertible notes payable are classified as long-term liabilities and have been recorded at their relative fair value adjusted for the amortized discount and interest accrual. The warrants have been recorded as a liability, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. For further details regarding these estimates, see the discussion on non-operating expenses (income), net above.

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

N/A

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

BioCancell Therapeutics Inc.

Date: August 9, 2010	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: August 9, 2010	By:	/s/ IRA WEINSTEIN

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