Form 10-Q
period 2010-09-30
BIOCANCELL THERAPEUTICS INC.
filed 2010-11-15
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2010

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
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 20,726,113 as of November 12, 2010.

BIOCANCELL THERAPEUTICS INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 and from inception through September 30, 2010	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and from inception through September 30, 2010	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4T.	Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Reserved.

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

INTRODUCTORY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of BioCancell Therapeutics Inc. (“BioCancell” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain estimations of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in Item 1A, “Risk Factors” and in other sections of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).  These risks and uncertainties could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements that we make.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements As of September 30, 2010 (Unaudited)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2010	2009
	U.S. dollars in thousands
Current assets
Cash and cash equivalents	$1,477	$624
Receivable from Chief Scientist and BIRD Foundation	125	45
Prepaid expenses 1	152	228
Other current assets	44	88

Total current assets	1,798	985

Deferred stock issuance costs	150	178

Long-term assets
Deposit in respect of employee severance benefits	243	237
Long-term prepaid expenses	61	59

Total long-term assets	304	296

Property and equipment at cost, net of $160 thousand
and $130 thousand accumulated depreciation as of
September 30, 2010 and December 31, 2009, respectively	90	106

Total assets	$2,342	$1,565

1 The amounts as of September 30, 2010 and December 31, 2009 include $0 and $28 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		September 30,	December 31,
		2010	2009
	Note	U.S. dollars in thousands
Current liabilities
Accounts payable		71	239
Accrued expenses and others 1		205	298
Accrued vacation pay		65	80
Employees and related liabilities		45	66

Total current liabilities		386	683

Long-term liabilities
Liability for employee severance benefits		208	204
Convertible notes payable	3,4	1,003	644
Warrants to noteholders	3	2,683	3,400

Total long-term liabilities		3,894	4,248

Contingent liabilities and commitments	2

Stockholders' deficit
Common stock, $0.01 par value per share (50,000,000 shares
authorized, 20,651,113 and 16,356,550 shares issued and
outstanding, as of September 30, 2010, and December 31, 2009, respectively)		207	164
Additional paid-in capital		19,991	16,692
Accumulated other comprehensive income		266	335
Accumulated deficit		(22,402)	(20,557)

Total stockholders' deficit		(1,938)	(3,366)

Total liabilities and stockholders' deficit		2,342	1,565

1 The amounts as of September 30, 2010 and December 31, 2009 include $27 thousand and $8 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three month period ended		Nine month period ended		Cumulative from inception through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
	U.S. dollars in thousands
	(except share and per share data)
Research and development costs	$374	$531	$1,385	$2,048	$12,654
Less: Chief Scientist and BIRD Foundation grants	(172)	(167)	(399)	(487)	(2,416)

Research and development costs, net	202	364	986	1,561	10,238
General and administrative costs 1	402	309	1,302	897	7,595

Operating loss	604	673	2,288	2,458	17,833

Interest expense (income), net	(4)	2	(10)	3	(23)
Gain from marketable securities, net	-	-	-	-	(6)
Interest on convertible notes and discount amortization	90	87	333	247	822
Revaluation of warrants	861	263	(779)	3,610	621
Other financing expense (income), net	19	6	13	(78)	(272)

Net loss	$(1,570)	$(1,031)	$(1,845)	$(6,240)	$(18,975)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.09)	$(0.41)	$(1.68)

Weighted-average common shares used in computing
basic and diluted net loss per share	20,636,117	15,976,436	19,487,250	15,156,779	11,319,694

1 The amounts for the three and nine month periods ending September 30, 2010, September 30, 2009, and for the cumulative period include $19 thousand, $61 thousand, $21 thousand, $(12) thousand, and $135 thousand to a related party, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Nine month period ended		Cumulative from inception through
	September 30,	September 30,	September 30,
	2010	2009	2010
	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(1,845)	$(6,240)	$(18,975)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase (decrease) in liability for employee severance
benefits	(2)	41	192
Fair value adjustment of marketable securities	-	-	133
Depreciation and amortization	25	31	150
Stock-based compensation	294	138	1,935
Revaluation of warrants	(779)	3,610	621
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	333	232	808

Changes in assets and liabilities:
Decrease (increase) in other current assets	45	(18)	(45)
Decrease (increase) in prepaid expenses	80	(160)	(127)
Increase in Chief Scientist and BIRD Foundation receivable	(76)	(66)	(55)
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Decrease (increase) in severance pay deposits	1	(65)	(218)
Decrease (increase) in long-term receivables	-	3	(53)
Increase (decrease) in accounts payable	(170)	(365)	57
Increase (decrease) in employees and related liabilities	(22)	(18)	64
Increase (decrease) in accrued vacation pay	(17)	31	30
Increase (decrease) in accrued expenses	(110)	(20)	143

Net cash used in operating activities	(2,243)	(2,866)	(17,253)

Cash flows from investing activities:
Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Sale of property and equipment	1	-	1
Acquisition of property and equipment	(8)	(10)	(220)

Net cash provided by (used in) investing activities	$(7)	$(10)	$2,033

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

	Nine month period ended		Cumulative from inception through
	September 30,	September 30,	September 30,
	2010	2009	2010
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock, net of issuance costs of $248
thousand	$3,059	$-	$13,452
Decrease (increase) in deferred stock issuance costs	32	(56)	(145)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series A options warrant	-	-	772
Issuance of Series B options warrant	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Treasury stock purchase	-	-	(4,951)
Treasury stock sale	-	1,568	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	$3,091	$1,512	$16,682

Effect of exchange rate on cash	12	(110)	15

Increase (decrease) in cash and cash equivalents	853	(1,474)	1,477
Cash and cash equivalents at beginning of period	624	2,779	-

Cash and cash equivalents at end of period	$1,477	$1,305	$1,477

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drug-candidates for the treatment of various cancer types.  The leading drug-candidate developed by the Company has been successfully tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and a Phase I/IIa clinical trial.  The Company is now performing an advanced Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients and has just successfully completed a Phase I/IIa clinical trial on pancreatic cancer patients with BC-819. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has not generated any revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until the end of December 2010, based on its current cash level. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”. For more information about fundraising plans, see Note 8b below.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

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

E.
In October 2009, the Company published a shelf prospectus with the TASE (which is valid for two years) and a Form S-1/A with the U.S. Securities and Exchange Commission in anticipation of its upcoming fundraising. As of September 30, 2010, the Company was still in the filing review process with the SEC and has recorded $150 thousand as deferred stock issuance costs in anticipation of this planned fundraising. For more information about the S-1/A filing status, see Note 8b below.

F.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of BioCancell Therapeutics, Inc. and its subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's consolidated financial statements and related notes, for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts have been reclassified in order to conform to the current year presentation.

The Company also files Hebrew language, New Israel Shekel - based financial statements, prepared in accordance with International Financial Reporting Standards (IFRS), with the TASE.

G.	Development Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operations.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

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
Significant items subject to such estimates and assumptions include the valuation of derivative instruments, deferred tax assets and stock options.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

 Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

J.	Net Loss Per Share

Basic net loss per share (EPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially dilutive securities, comprised of incremental common shares issuable upon the conversion of Series A convertible preferred stock and the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive.

The following table summarizes the securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future and were not included in the computation of basic and diluted EPS because doing so would have been antidilutive for the periods presented:

	For the nine month period ended		Cumulative from October 1, 2004 (inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010
Series 2 Warrants	-	2,500,000	-
Warrants to underwriter	415,750	300,000	415,750
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible notes payable	939,562	484,022	939,562
Warrants to investors	10,398,055	5,785,015	10,398,055
Stock options to employees, directors and consultants under Stock Option Plans	2,346,176	1,627,989	2,346,176

	18,177,755	14,775,238	18,177,755

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

 Note 2 – Contingent Liabilities and Commitments

Operating leases

1.           Vehicles

The Company has lease agreements for 9 vehicles for 36 months each. As required by the agreements, the Company deposited a security deposit to ensure the fulfillment of its contractual commitment. At September 30, 2010, the balance of the deposit was $23 thousand and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.

The minimum annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2010	$92
2011	$80
2012	$42

2.            Rental Agreement

In November 2006 the Company entered into a rental agreement for its offices for a 24 month period with an option to extend. The latest extension of the rental agreement is for an additional period of 12 months until September 16, 2011. The monthly rent (including maintenance fee and parking) is $4.5 thousand + VAT. The Company presented the lessor with a bank guarantee in the amount of $16 thousand to ensure fulfillment of its contractual obligations.

The following table summarizes the Company’s rent expense for the periods presented:

	Three month period ended September 30,		Nine month period ended September 30,		Cumulative from inception to September 30,
	2010	2009	2010	2009	2010
	U.S. dollars in thousands
	(except share and per share data)
Rent expense	$14	$12	$41	$36	$222

The minimum future annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2010	$14
2011	$39

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

Note 3 – Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC subtopic 820-35 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s warrants to noteholders are valued using the Binomial model. Prior to the second quarter of 2009, the Company’s warrants to noteholders were valued using the Black-Scholes model. Given the recent foreign currency fluctuation’s effect on the exercise price of the Warrants throughout the life of the Warrant, the Company’s assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black & Scholes model which only allows for one exercise date. The change in the model did not have a material impact on the Company's consolidated financial position, results of its operations or cash flows. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the implied volatility of the underlying stock. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available.
The Company recorded a charge of approximately $861 thousand and an income of approximately $779 thousand for the three and nine months ended September 30, 2010, respectively, and a charge of approximately $263 thousand and $3,610 thousand for the three and nine months ended September 30, 2009, respectively, and accumulative charges of $621 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which has been recorded in the statement of operations.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

Note 3 – Fair Value Measurements (cont'd)

Assets and liabilities measured at fair value are summarized below for the periods presented:

		Fair value measurement at reporting date using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$2,683	-	-	$2,683

Total Liabilities	$2,683	-	-	$2,683

		Fair value measurement at reporting date using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$3,972	-	-	$3,972

Total Liabilities	$3,972	-	-	$3,972

The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in ASC 820, as of September 30, 2010:

Level 3
U.S. dollars in
thousands
Balance at December 31, 2009	$3,400
Gain resulting from revaluation of warrants to
shareholders, included in the statement of operations
for the nine months ended September 30, 2010	(779)
Adjustment for translation differences	62

Balance at September 30, 2010	$2,683

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

Note 3 – Fair Value Measurements (cont'd)

Other financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and others, and convertible notes payable. Except for the convertible notes payable, the fair value of these instruments at September 30, 2010 and December 31, 2009 approximate the carrying value amounts of all the aforementioned financial instruments. Estimated fair values for the convertible notes payable have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	September 30, 2010		September 30, 2009
U.S. dollars in thousands
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Convertible notes payable	$1,003	$4,265	$550	$3,933

The difference between the carrying amount as compared to the fair value of the convertible notes payable represents the unamortized portion of the beneficial conversion feature of the convertible notes payable, and changes in fair value due to market and other factors.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

Note 4 – Convertible Notes Payable (cont'd)

U.S. dollars in
Movement during the period:	thousands
Balance at December 31, 2009	$644
Accrued interest	211
Amortization of discount for the nine month period ended September 30, 2010	148

Balance of Convertible Notes Payable at
September 30, 2010	$1,003

Note 5 - Stockholders' Equity

During March 2010, the Company received an aggregate investment of NIS 12,264,000 (approximately $3.287 million) from a number of investors. In return, the Company allocated an aggregate amount of 4,157,500 shares, at a price per share of NIS 2.95 (approximately $0.78) and 4,157,500 non-registered warrants (the “Warrants”) to purchase 4,157,500 shares of common stock. The Warrants are exercisable at a price per share of NIS 4.25 (approximately $1.12) for four years. The net proceeds, after deducting the fundraising expenses of $245 thousand, were recorded in the additional paid in capital in exchange for the shares issued to the investors.

The following table summarizes information about the changes regarding the common stock outstanding and additional paid-in-capital for the period ending September 30, 2010:

	Number of shares	Common stock Amount	Additional Paid-in capital
	U.S. dollars in thousands (except share data)
Balance as of December 31, 2009	16,356,550	$164	$16,692
Issuance of common stock to private investors (net of approximately $248,000 of issuance costs)	4,157,500	$42	$2,999
Stock- based compensation	-	$-	$283
Exercise of stock options and warrants	137,063	$1	$17
Balance as at September 30, 2010	20,651,113	$207	$19,991

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

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

Note 7– Significant Events During the Period

A.
On March 7, 2010, following the recommendations of the Compensation and Audit Committees, the Board of Directors appointed then current director Mr. Doron Nevo as Chairman of the Board, and approved a compensation package including an allocation of 168,750 options at an exercise price of NIS 3.51(approximately $0.94)  (the 22-day average closing price of the Company's shares on the TASE)  which shall vest over twelve calendar quarters, with an acceleration such that if he is removed from the position of Chairman (except for cause) during the first year, a total of 56,250 options will be vested, and if he is removed (except for cause) thereafter, whatever is already vested shall remain so, and an additional 14,063 options shall vest.

Additionally, the Board of Directors approved an allocation of 80,000 options at an exercise price of NIS 3.17 (approximately $0.84) to three directors.

B.
In June 2010, the Subsidiary received from the Office of the Chief Scientist in Israel (“OCS”) approval of the grants applied for in November 2009 for an additional research and development program with a budget of $1,421 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $702 thousand.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2010 (Unaudited)

Note 7– Significant Events During the Period (cont'd)

For the three and nine month periods ended September 30, 2010, the Company did not receive any money from the Chief Scientist for this program. The Company has recorded income receivable of $13 thousand that is recorded in receivable from Chief Scientist and BIRD Foundation, and as a reduction to research and development expenses.

In May 2010, the Subsidiary applied to the OCS for two additional research and development program grants with a total budget of $830 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $471 thousand. As the Company has not yet received approval for the grants, no receivable has been recorded as of September 30, 2010 in respect of this program.

These grants bear royalty payments with terms similar to the Company’s previous grants which have been fully described in the Company’s financial statements as of December 31, 2009.

Note 8 – Subsequent events

A.
At a General Meeting of the shareholders held on January 21, 2010, the shareholders authorized the increase of the authorized capital of the Company to 65,000,000 common shares at a par value of $0.01, subject to a future resolution of the Board. On November 3, 2010 the Board approved this increase.

B.	The SEC has declared the Company's registration statement on Form S-1 for the offering of units of common stock, Series 3 warrants and Series 4 warrants, effective as of November 12, 2010.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in the United States under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004. We filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange, or TASE, and, since August 17, 2006, our securities have been publicly traded in Israel on the TASE. For TASE purposes, we file Hebrew financial statements in New Israeli Shekels in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board.  On June 22, 2009, our registration statement with the U.S. Securities and Exchange Commission was declared effective and we started reporting under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For our filings in the United States, we prepare the U.S. financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

We and our wholly owned subsidiary in Israel, BioCancell Therapeutics Israel Ltd., focus our activities on the research and development of drugs for the treatment of various cancer types. The leading drug-candidate developed by us has been tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and a Phase I/IIa clinical trial. We are now performing a Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trials on ovarian cancer patients and we recently completed a Phase I/IIa clinical trial in pancreatic cancer. Additionally, we are presently evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

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

From our inception, we have raised a cumulative amount of $16,825,000 including amounts received as a result of the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008, we executed a private placement to Clal Biotechnology Industries Ltd., or CBI, from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd., CBI and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., institutional investors, whereby three investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable, convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements were approximately $3.65 million (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we no longer hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of common stock at a price of approximately $0.79 per share, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of approximately $1.15. The aggregate gross proceeds were $3,285,000 at an approximate price of $0.79 per share (net proceeds of $3,039,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through September 30, 2010, aggregated $18,975,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe we have sufficient cash to meet our planned operating needs until the end of December 2010, based on our current cash levels.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short- and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product-candidates and various other factors. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. It is not possible to forecast accurately the results of these activities.

The biotechnology industry is characterized by strong competition, resulting from the risk of frequent technological changes. Entry into this market requires the investment of large resources and continuous development. Our future success is dependent on several factors, including the quality of the product's technology, the product's price, and the creation of an advantage over the competition.

Our research and development activities are carried out by our Israeli subsidiary primarily through a laboratory research team at the Hebrew University in Jerusalem. The laboratory is managed by our Chief Scientific Officer. All of our assets are presently situated in Israel.

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are running three main research and development projects: clinical trials for each of bladder, ovarian and pancreatic cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials and the required granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, we expect to receive final FDA approval and commence sales in 2015. On account of anticipated FDA fast-track development for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2015, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal and administrative personnel, insurance fees, fees for professional services, including investor relations, public relations, legal, accounting and other consulting fees and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

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

Results of Operation

Three Months and Nine Months Ended September 30, 2010 and September 30, 2009 and the Development Stage Period (cumulative from inception to September 30, 2010)

Research and Development Expenses

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative From Inception to September 30, 2010
	U.S. Dollars in Thousands
Research and Development Expenses, Net	$202	$364	$986	$1,561	$10,238

Research and development expenses decreased by approximately $162,000, or 44.5%, to $202,000 for the three months ended September 30, 2010, from $364,000 for the three months ended September 30, 2009. Research and development expenses decreased due to lower clinical trials expenses in bladder and ovarian cancer, mainly due to reduced hospital, plasmid production (expensed during the prior year) and regulatory expenses, and more efficient cost control methods while offset by increased clinical trial expenses in pancreatic cancer. R&D compensation expenses decreased to $187,000 for the three months ended September 30, 2010, from $277,000 for the three months ended September 30, 2009. Research and development expenses for the three month period ending September 30, 2010 were comprised mainly of compensation to personnel, as disclosed above, and other clinical trial expenses of $130,000. By comparison, research and development expenses for the three month period ending September 30, 2009, were comprised mainly of compensation to personnel of $277,000 and other clinical trial expenses of $196,000. It is anticipated that our level of research and development expenses will increase as our clinical trials move forward, dependent upon the rate of enrollment of patients and the availability of funding.

Research and development expenses decreased by approximately $575,000, or 36.8%, to $986,000 for the nine months ended September 30, 2010, from $1,561,000 for the nine months ended September 30, 2009. Research and development expenses decreased due to lower clinical trials expenses in bladder and ovarian cancer, mainly due to reduced hospital, plasmid production (expensed during the prior year) and regulatory expenses, and more efficient cost control methods offset by decreased grants from theOffice of the Chief Scientist in Israel or OCS and American-Israeli BIRD (Bi-national Industrial Research and Development) Foundation, or BIRD Foundation while offset by increased clinical trial expenses in pancreatic cancer. Salaries increased from $715,000 for the nine month period ended September 30, 2009 to $726,000 for the nine month period ended September 30, 2010. Research and development expenses for the nine month period ending September 30, 2010 amounted to approximately $986,000, comprised mainly of compensation to personnel as disclosed above and clinical trial expenses of $389,000 as compared to $1,136,000 for the nine months ended September 30, 2009.

The following table summarizes information about our research and development expenses for the three months and nine months ended September 30, 2010 and September 30, 2009 and the cumulative period from inception to September 30, 2010:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative From Inception to September 30, 2010
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	$-	$-	$-	$-	$897
Bladder cancer Phase IIb	17	40	59	142	2,500
Pancreatic cancer Phase I/IIa	62	35	139	122	595
Pancreatic cancer Phase IIb	1	-	1	-	1
Ovarian cancer Phase I/IIa	43	121	175	853	1,902
Liver cancer	-	-	-	-	20
Clinical trial compensation	102	119	429	291	1,598
General expenses	7	-	15	19	75
	232	315	818	1,427	7,588
Pre-clinical expenses:
Compensation	85	158	297	424	3,842
Material	10	-	72	13	339
Patents	31	29	138	85	511
Depreciation	7	10	23	31	141
General expenses	9	19	37	68	233
	142	216	567	621	5,066
	374	531	1,385	2,048	12,654
Less: Chief Scientist and BIRD Foundation grants	(172)	(167)	(399)	(487)	(2,416)
Total Research and Development Expenses, Net	$202	$364	$986	$1,561	$10,238

General and Administrative Expenses

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative From Inception to September 30, 2010
	U.S. Dollars in Thousands
General and Administrative Expenses	$402	$309	$1,302	$897	$7,595

General and administrative expenses increased by $93,000, or 30.0%, to $402,000 for the three months ended September 30, 2010 from $309,000 for the three months ended September 30, 2009. General and administrative expenses were higher in 2010 than in 2009 due primarily to stock-based compensation to employees and directors, and consulting and professional service fees. The consulting expenses incurred due to the recent S-1 filing with the SEC and the filing with TASE in anticipation of the upcoming round of financing were recorded as deferred stock issuance costs in the balance sheet, to be offset against expected proceeds from the intended fundraising. The main components of general and administrative expenses were compensation expenses of $230,000 (inclusive of $52,000 stock-based compensation to employees and directors) as compared to $138,000 (inclusive of $4,000 stock-based compensation to employees and directors), professional service and consulting fees of $116,000 as compared to $91,000 for the periods ended September 30, 2010 and 2009, respectively. The increase in consulting fees is due to our increased financial markets and partnering consultancy activities. It is anticipated that the level general and administrative expenses will remain relatively the same as in this quarter in the upcoming quarter.

General and administrative expenses increased by $405,000, or 45.1%, to $1,302,000 for the nine months ended September 30, 2010 from $897,000 for the nine months ended September 30, 2009. General and administrative expenses were higher in 2010 than in 2009 due primarily to stock-based compensation to employees and directors, and consulting fees and professional service fees. The main components of general and administrative expense were compensation costs of $800,000 (inclusive of $215,000 stock-based compensation to employees and directors) as compared to $428,000 (inclusive of $11,000 stock-based compensation to employees and directors), professional service and consulting fees of $341,000 as compared to $248,000 for the periods ended September 30, 2010 and 2009, respectively. The increase in consulting fees is due to our increased financial markets and partnering consultancy activities.

The following table summarizes information about our general and administrative expenses for the three months and nine months ended September 30, 2010 and September 30, 2009 and the cumulative period from inception to September 30, 2010:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative From Inception to September 30, 2010
	U.S. Dollars in Thousands
Compensation	$230	$138	$800	$428	$3,996
Professional services and consulting fees	116	91	341	248	2,473
Rent & office related expenses	32	39	89	97	571
Travel	9	4	9	11	131
Insurance	9	4	25	13	83
Corporate fees	(8)	16	2	56	99
Other general expenses	14	17	36	44	242
Total General and Administrative Expenses	$402	$309	$1,302	$897	$7,595

Non-operating expenses (income), net

 Non-operating expenses (income), net, increased by $608,000 to $966,000 for the three months ended September 30, 2010 from $358,000 for the three months ended September 30, 2009. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as a derivative financial instrument, as described below. The primary drivers of the adjustment of our warrants were the increase in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock among other factors increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge of approximately $861,000 as compared to $263,000 for the three months ended September 30, 2010 and 2009, respectively, resulting from revaluation of warrants to shareholders.

Non-operating expenses (income), net, decreased by $4,225,000, to income of $443,000 for the nine months ended September 30, 2010 from $3,782,000 for the nine months ended September 30, 2009. The decrease in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments in accordance with SFAS 133, as described below. The primary drivers of the adjustment of our warrants were the increase in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock among other factors increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a gain of approximately $779,000 as compared to a charge of $3,610,000 for the nine months ended September 30, 2010 and 2009, respectively, resulting from revaluation of warrants to shareholders.

The following table summarizes information about our non-operating expenses (income), net, for the three months and nine months ended September 30, 2010 and September 30, 2009 and the cumulative period from inception to September 30, 2010:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative From Inception to September 30, 2010
	U.S. Dollars in Thousands
Interest expense (income), net	$(4)	$2	$(10)	$3	$(23)
Gain from marketable securities, net	-	-	-	-	(6)
Interest on convertible notes and discount amortization	90	87	333	247	822
Revaluation of warrants	861	263	(779)	3,610	621
Other financing expense (income), net	19	6	13	(78)	(272)
	$966	$358	$(443)	$3,782	$1,142

Our warrants to noteholders are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation.

The following table shows the changes in the underlying parameters used in the valuation for valuing the warrants:

	As of September 30, 2010	As of September 30, 2009	As of December 31, 2009
Price of underlying stock	2.839 NIS	3.211 NIS	2.435 NIS
Strike price	$0.716	$0.716	$0.716
Continuously compounded risk free interest rate for warrants	2.25%	2.84%	2.68%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the warrant	2.83 years	3.83 years	3.58 years
Implied volatility for the underlying stock	84.63%	104.62%	145.48-148.52%

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

Liquidity and Capital Resources

We are a development stage company and have not experienced significant revenue generating activities since our formation. We have incurred operating losses for each year since our inception in 2004. To achieve operating profits, we, alone or together with others, must successfully identify, develop and market product candidates. Our principal activities, from the beginning of our development stage, have been organizational matters, issuance of stock, product research and development, fund raising and market research. We have financed our operations from inception primarily through various private placement transactions, public offerings of our common stock, and option exercises.

We believe that we have sufficient cash to meet our planned operating needs until the end of December 2010, based on our current cash levels. We therefore will need to raise additional capital through future equity or debt financing to finance such initiatives and are currently evaluating potential alternatives. The SEC has declared the Company's registration statement on Form S-1 for the offering of units of common stock, Series 3 warrants and Series 4 warrants, effective as of November 12, 2010.

In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Exchange Act. We do not anticipate earning operating income over the coming years as the development process will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization and we may be unable to obtain regulatory approval for any of our prospective therapeutic products.

As of September 30, 2010, we had $1,477,000 in cash and cash equivalents, an increase of $853,000 from December 31, 2009.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative From Inception to September 30, 2010
	U.S. Dollars in Thousands
Net cash used in operating activities	$(2,243)	$(2,866)	$(17,253)
Net cash provided by (used in) investing activities	$(7)	$(10)	$2,033
Net cash provided by financing activities	$3,091	$1,512	$16,682

Operating Activities

Net cash used in operations was $2,243,000 for the nine months ended September 30, 2010 as compared to net cash used in operating activities of $2,866,000 for the nine months ended September 30, 2009. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $1,845,000 and our net cash used in operations was attributable mostly to $283,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $25,000, and $779,000 of fair value adjustment of the derivative instruments.

Currently all of our funds are held as cash and cash equivalents. As of September 30, 2010, we have no material commitments for capital expenditures. Net cash used by operations from our inception is attributable mostly to our net loss offset by non-cash items, primarily change in fair value of our warrants and stock-based compensation, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used in operations will increase as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on ability to secure future funding.

Investing Activities

Net cash provided by (used in) investing activities in the nine months ended September 30, 2010 and 2009, is attributable primarily to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by (used in) investing activities from our inception is attributable mostly to the proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $3,091,000 for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $1,512,000 for the nine months ended September 30, 2009. This increase was mainly attributable to the proceeds from the private placements to institutional and individual investors of 4,157,500 shares of our common stock of our stock at a price of about $0.79, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of about $1.15. The aggregate gross proceeds were $3,285,000 at an approximately price of $0.79 per share (net proceeds of $3,039,000), as described above. Net cash provided by financing activities for the nine months ended September 30, 2009, was mainly attributable to the sale of 1,099,756 shares of treasury stock, at an average price of $0.92 per share. Cash flow used in financing activities for the development stage period (cumulative from inception to September 30, 2010) stems from the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, net proceeds from the proceeds from a private placement allocation of shares of our common stock and warrants to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008, net proceeds from the proceeds from a private placement allocation of shares of our common stock and warrants in March 2010 and the exercise of stock options less the purchase of treasury stock. During May and June 2009, our subsidiary sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock.

Our financing needs may change substantially because of the results of our research and development, competition, advancing of our clinical trials and costs arising from additional regulatory approvals. We may not succeed in raising additional funds if needed. The timing of our need for additional funds will depend on a number of factors as described in the “Risk Factors” Section under “We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations” as found in our 10-K filing for the year ended December 31, 2009.

Future Operations

We believe we have sufficient cash to meet our planned operating needs until the end of December 2010, based on our current cash levels. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Also see discussion in the “Risk Factors” Section under “Our auditors have expressed substantial doubt as to whether we can continue as a going concern” as found in our 10-K filing for the year ended December 31, 2009.

Our short- and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

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

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to our share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $68,000 and $25,000 for the three months ending September 30, 2010 and 2009, respectively, $283,000  and $83,000 for the nine months ending September 30, 2010 and 2009 and $1,924,000 for the development stage period (cumulative from inception to September 30, 2010).

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have almost fully offset our net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by our management in establishing the valuation allowance.

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

Valuation of Financial Instruments Issued in Private Placement Financing

On July 30, 2008, we completed private placements with institutional investors, for the purchase of: (i) shares of our common stock, (ii) debentures convertible into shares of our common stock and (iii) warrants to purchase shares of our common stock. The terms of the convertible debentures and warrants are described in Note 4 of our unaudited consolidated financial statements as of September 30, 2010.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

N/A

Item 4T. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 1A.       RISK FACTORS

N/A

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           RESERVED

ITEM 5.           OTHER INFORMATION

None.

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

BioCancell Therapeutics Inc.

Date: November 15, 2010	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: November 15, 2010	By:	/s/ IRA WEINSTEIN

Ira Weinstein
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of BioCancell Therapeutics Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-162088, as filed on November 5, 2010), which information is incorporated herein by this reference.

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