Form 10-K
period 2010-12-31
BIOCANCELL THERAPEUTICS INC.
filed 2011-03-15
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K
 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

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
972-2- 548-6555
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

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
Yes      ☐                       No       ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $7,244,776 as of June 30, 2010.

The number of shares of the registrant’s common stock, par value $.01, outstanding as of March 10, 2011 was 26,391,151.

BIOCANCELL THERAPEUTICS INC.

FORM 10-K

This Annual Report on Form 10-K for BioCancell Therapeutics Inc. (“BioCancell” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in Item 1A, “Risk Factors” and in other sections of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC).  These risks and uncertainties could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements that we make.

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

In addition, many of the figures that appear in this Form 10-K are in New Israeli Shekels (NIS).  Conversion to U.S. dollars is provided where appropriate.

PART I

Item 1.                           Our Business

Incorporated in the State of Delaware in 2004, we are a development-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapies for treating cancer-related diseases. Our research and development activities build upon the research of Professor Abraham Hochberg of the Hebrew University of Jerusalem (who is also our Chief Scientific Officer), who isolated the human H19 gene and determined that it is expressed in over forty different forms of cancer, including superficial bladder carcinoma, and pancreatic and ovarian cancer, while laying dormant and non-expressed in non-cancerous cells. Professor Hochberg’s research discovered that the H19 gene is significantly expressed in cancerous cells of adults. Research has also demonstrated that the H19 gene plays a significant role in the tumor development process by enabling tumor cells to survive under stress conditions, such as low serum and low oxygen levels, typical of the environment in which cancerous cells develop. This survival supports the growth of the tumor and the development of metastases.

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

A significant problem with each of the current methods for treatment of cancer is the return of tumors. According to the new theory described above, even the most aggressive anti-cancer drugs, such as those used in chemotherapy, destroy the tumor cells, but in fact do not treat the source of the tumor — adult cancer stem cells. As a result, the theory postulates that anti-cancer drugs should treat adult cancer stem cells which are the source of returning tumors. In addition, according to the accepted theory among cancer researchers, the disease is created as a result of a long process of accumulation of genetic mutations. The fact that cells in most body tissues continuously undergo self-renewal, however, undermines the theory regarding the accumulation of genetic mutations. Only adult cancer stem cells, which are present in each tissue for many years, are capable of accumulating genetic mutations throughout the years, thus supporting the creation and return of tumors.

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

In light of recent scientific breakthroughs in cancer research demonstrating the role of the H19 gene in the disease, we believe that an anti-cancer drug based on the H19 gene has the potential to provide benefits to patients that are competitive with existing treatment methods.

We have had no sales of any of our products to date.  Our operations are conducted through a wholly-owned Israeli subsidiary, BioCancell Therapeutics Israel Ltd.

Our Prospective Drugs

We are currently focused on developing our prospective drug, BC-819. The detection of expression of the H19 gene is the biotechnological foundation of our potential therapy. Our development of BC-819 builds upon the research of Professor Hochberg who discovered that the H19 gene is a diagnostic marker for cancerous growths, through the identification of the expression of the H19 gene. Based upon these discoveries, we have developed BC-819, which is a double stranded DNA plasmid construct that incorporates the gene for diphtheria toxin (DTA) under the regulation of the H19 promoter sequence. The DTA gene is transcribed into a cell-killing DTA peptide only in cells that produce H19 RNA. The H19 regulatory gene, which is crucial to the growth of tumor cells, is utilized instead as the activator of the intra-cellular synthesis of DTA. The synthesis of this toxin peptide inhibits cellular protein synthesis, thereby causing the cancer cells to commit suicide. Once the BC-819 DNA enters an H19-positive cancer cell, the cell can offer no resistance and is marked for death. The net result of this mechanism is highly selective tumor cell destruction. The strong safety profile of the plasmid is due, in part, to the fact that it produces the “A” portion only of diphtheria toxin inside cancerous cells. This toxin lacks the ability to penetrate other cells provided by the “B” portion, and consequently only acts to destroy the cell in which it is produced. Therefore, this new therapeutic modality is specific for the H19-positive cancer cell and thus far has not been detected with known toxic effects on normal cells — a safety feature that is unique when compared to currently available cancer treatments.

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

We are developing two BC-819-based strategies. The first therapy is for bladder cancer wherein DTA-H19 is mixed with a transfection agent (to facilitate entry of BC-819 molecules into the cancer cells) for bladder instillation. The second BC-819 approach is for advanced stage cancers such as pancreatic and ovarian carcinomas in which plasmid DNA is injected directly into the tumor or instilled into the peritoneal cavity. Different routes of administration are employed depending upon the type of tumor (intravesical administration for bladder cancer, intratumoral injection for pancreatic and hepatocellular carcinoma and intraperitoneal administration for ovarian cancer with ascites). In addition, we are developing formulations for systemic administration for use in combination with intratumoral or hepatic artery infusions and other oncotherapeutic agents.

Our primary strategic objective is to continue development of our prospective drug BC-819 for the treatment of superficial bladder carcinoma, pancreatic cancer and ovarian cancer, while considering broadening the scope of development to include additional applications.

In 2007, we completed a Phase I/IIa trial of BC-819, designed for use in patients suffering from bladder carcinoma. The Phase I/IIa trial resulted in no severe adverse side effects directly attributable to the tested therapy. In March 2008, we began the FDA-approved Phase IIb trials for this therapy. In addition, we had a pre-investigational new drug (Pre-IND) meeting with the FDA in April 2008, to discuss proposed clinical trial protocols for two additional uses of this therapy — ovarian and pancreatic cancer — which were approved and the proposed pre-clinical protocol designs (animal species and mode of administration) were accepted by the FDA, subject to the completion of additional toxicology studies (pharmacokinetics and histopathology studies). Subsequently these additional studies were successfully completed. We filed Investigational New Drug (IND) applications for final FDA approval of the ovarian and pancreatic clinical trials during December 2008.

On January 8, 2009, we were entitled to commence a Phase I/IIa clinical trial for treatment of pancreatic cancer, as the FDA had not contacted us regarding potential concerns or objections to our IND application within 30 days of its submission. In addition, on July 21, 2009, we received the approval of the Israeli Ministry of Health to commence the Phase I/IIa clinical trial for treatment of pancreatic cancer. We commenced such trial in Israel in November 2009, and completed treatment in the framework of the trial in October, 2010. In January 2009, we were entitled to commence Phase I/IIa clinical trials for treatment of ovarian cancer as the FDA had not contacted us regarding potential concerns or objections to our IND application within 30 days of its submission. We commenced the trial and began screening and treating patients in Israel in May 2009 and in the United States in June 2009.

In 2009, the United States Department of Health and Human Services informed us that it has granted orphan drug status to BC-819 for its use in treating ovarian cancer, and in 2010, BC-819 was also granted orphan drug status for its use in treating pancreatic cancer. An “orphan drug” is a drug for a disease that affects a relatively small number of people in a population, defined in the U.S. as one that treats a disease affecting less than 200,000 people each year. In order to encourage the development of drugs for such diseases, benefits and incentives are granted to the drug developers. The principal benefit for orphan drugs in the U.S. is the right to market the drug exclusively for seven years from the date it is approved. Additional benefits include tax benefits on R&D expenses, and waiver of FDA fees.

In addition to pursuing clinical trials of BC-819 for the treatment of superficial bladder carcinoma, pancreatic and ovarian cancer, we intend to continue our pre-clinical research related to the use of BC-819 for the treatment of various other forms of cancer as we seek to develop additional drugs based on various implementations of the biotechnology developed by Professor Hochberg. The following is a summary of some of our other research and development activities that are in the preliminary stage of laboratory research:

▪
BC-820.   BC-820 is a potential therapeutic product that activates both the synthesis of DTA and the protein Tumor Necrosis Factor (TNF) of the cytokine family. Like BC-819, BC-820 penetrates cancerous cells expressing the H19 gene and activates the synthesis of DTA and TNF in a targeted manner.

▪
BC-821.   BC-821 is a potential therapeutic product that penetrates cancerous cells and activates the synthesis of DTA only in cells expressing either the H19 promoter or the P4 promoter of the target gene IGF2, which like the H19 target gene is expressed only in cancerous cells and not in non-cancerous cells. It thus has the potential to serve as a second-generation product to BC-819, allowing the targeted destruction of cancer cells in a larger number of patients.

▪
BC-822.   This potential therapeutic product seeks to suppress the growth of cancerous cells by re-sequencing a cancer cell’s RNA by way of inserting a small interfering ribonucleic acid ("siRNA") sequence that prevents the expression of the H19 gene. Like BC-819, the potential therapy would first penetrate cells expressing the H19 gene and then covalently attach the new siRNA sequence.

Pursuant to an agreement, Yissum Research Development Company of the Hebrew University of Jerusalem (Yissum) has granted to us an exclusive, worldwide license for the use, development and commercialization of the H19 gene in consideration of which we have agreed to pay certain royalties to Yissum described elsewhere in this report.

In pursuing our objectives, we may enter into strategic collaborations with third parties who have the expertise and resources necessary for the performance of large scale clinical trials, who have well-established marketing, distribution and manufacturing infrastructures, or who have experience and expertise in preparing registrations with the FDA and other regulatory authorities for the receipt of marketing approval.

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

Our Process of Research and Development — Target Identification and Validation.

 Target validation involves proving that DNA, RNA or a protein molecule is directly involved in a disease process and can be a suitable target for development of a new therapeutic drug. Drug target validation is among the most critical challenges facing pharmaceutical companies today. Our efforts in this area have been conducted by a research team headed by our Chief Scientific Officer, Professor Hochberg at the Hebrew University in Jerusalem, and include the following milestones:

▪
Diagnostics — Use of H19 as a Diagnostic and Prognostic Tool.   Professor Hochberg’s research team has discovered that the H19 gene serves as a diagnostic marker for cancerous growths, through the identification of the expression of the H19 gene. A sensitive method called In-Situ Hybridization analysis (ISH) can detect even a single malignant cell expressing the H19 gene. ISH enables the detection of the expression of H19 in the examined tissue, while providing precise anatomic information regarding the location of the H19 presence in the tissue and cell. The detection of expression of the H19 gene is the biotechnological foundation of our potential therapy. The diagnostic marker enables the diagnosis of cancerous tumors in early stages. Such diagnosis supports the prognosis of the tumor.

▪
Pre-Clinical Studies.  Between the years 2000 – 2005, Professor Hochberg’s research team conducted extensive animal studies in BC-819. Plasmid was introduced into the bladders of bladder-carcinoma carrying rats (orthotropic model) and mice (heterotopic model). Significant tumor growth inhibition was observed after treatment. Non-good laboratory practices (GLP) toxicology studies were performed in mice and in rats (syngeneic and nude models). Between the years 2006 – 2007, Harlen Biotech Israel Ltd. conducted toxicology studies in rats and mice, in accordance with Good Laboratory Practices Regulations. The studies included repeated injections at increasing dosages into the abdominal cavity of mice and intravesical administration into the urinary bladder of rats. The equivalent dosage given to the animals was higher than the expected human dosage. No gross pathological findings were evident in the intravesical administration study, and mild to moderate side effects were evident in the intraperitoneal administration study. In recent experiments which were conducted in the laboratories of the University of Munich, lung cancer carrying mice were treated with BC-819. More tumor growth inhibition was observed in mice which were treated with BC-819 than in mice which did not receive treatment. We are currently reviewing the results of the study and will consider further development of this application subject to our available resources.

▪
Compassionate Use Patients.  BC-819 has been administered, under “compassionate use” provisions in Israel, to ovarian and liver cancer patients who had failed chemotherapy and were in the ultimate stages of cancer, and bladder cancer patients who had failed chemotherapy and were in the ultimate stages of cancer, and urinary bladder and renal pelvis transitional cell carcinoma (TCC) patients who had failed chemotherapy and were candidates for radical cystectomy and nephrectomy, respectively. In 2003, two patients with resistant bladder cancer were treated with BC-819. Prior to the BC-819 treatment, the patients underwent a transurethral resection, but the tumors returned. Both patients were treated by direct introduction of BC-819 into the bladder using a catheter. The BC-819 treatment resulted in a significant decrease of the superficial bladder tumor, no unwanted toxicity was demonstrated in healthy cells, no severe adverse side effects which can be related to the drug were diagnosed, and no plasmid was detected in the patients’ blood. Two additional patients with very large metastases in their livers showed shrinkage of these tumors following treatment with BC-819 in 2004 and 2006. No unwanted toxicity was demonstrated in healthy cells and no severe adverse side effects which can be related to the drug were diagnosed.A patient suffering from ovarian cancer characterized by intra-peritoneal distribution of metastases and ascites (liquid containing cancerous cells that builds up in the peritoneum as a result of the cancer) was treated with BC-819 beginning in 2007 after the failure of conventional chemotherapy treatment. In the framework of the treatments, the patient received a number of different doses of BC-819 administered by intra-peritoneal infusions via catheter. The results indicated that the drug caused no serious adverse events at any dosage, and a decrease of 50% in the ovarian cancer marker protein CA-125 in the patient’s blood was measured, as well as a significant decrease in the number of cancerous cells in the ascites. The patient survived for 18 months after the commencement of treatment. A patient suffering from TCC in his renal pelvis, who had previously undergone nephrectomy of his right kidney for this disease, and was a candidate for nephrectomy of his left kidney, was treated with BC-819 beginning at the end of 2008. The results showed that no new growths were formed in the renal pelvis, and the treatment did not cause any serious adverse effects. On July 25, 2010, the patient’s physicians confirmed that the disease had not recurred, and that the patient’s kidney had remained clear of cancerous tumors during the nineteen months following the end of treatment with BC-819.

▪
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

At the beginning of the BC-819 treatment of patients in this study, all of the bladder tumors were removed, except for one (the diameter of which was 0.5 cm to 1 cm), which was left as a marker to gauge the influence of the treatment, despite the fact that the standard of care for bladder cancer patients involves removing all tumors. The parameters for examination of the initial efficacy include the reappearance of tumors, elimination or decrease in the size of the marker, and the aggravation of the disease. We examined efficacy in all patients participating in the trial, including patients who did not receive the optimal dose, although no control group was used in the trial (since it is not the accepted practice to use a control group in a Phase I trial whose primary purpose relates to the safety of the drug). Due to the small size of the trial and the absence of a control group, no p-values were calculated. Approximately 72% of the patients responded to the treatment. The initial estimation of the drug’s efficacy indicates that it has the ability to eliminate or decrease the size of tumors, and to prevent the reappearance of new tumors. Approximately 56% of the patients finished the study without tumor recurrence. We detected reappearance of tumors mainly in patients who received doses which were substantially lower than the optimal dose. Intravesical administration of BC-819 resulted in complete ablation of the marker tumor without any new tumors in four of the 18 patients for a 22% overall complete response rate. The marker was eliminated, or reduced by at least 50%, in approximately 44% of the patients in the study. We detected only one patient with aggravation of the disease, meaning aggravation of the stage or the appearance of high grade tumors.

On March 6, 2008, we filed with the FDA a pre-IND application regarding future potential Phase I/IIa clinical trials for testing BC-819 for the treatment of pancreatic, ovarian and liver cancer. The purpose of the trials  is to examine the safety and preliminary efficacy of BC-819 in a series of increased doses and various indications. At the Pre-IND meeting in April 2008, the proposed clinical trial protocols were approved, the proposed pre-clinical protocol design (animal species and mode of administration) was accepted but further toxicology studies were requested (more pharmacokinetics and histopathology studies), which studies were successfully completed. On January 8, 2009, we were entitled to commence a Phase I/IIa clinical trial for treatment of pancreatic cancer, as the FDA had not contacted us regarding potential concerns or objections to our IND application within 30 days of its submission. On July 21, 2009, we received the approval of the Israeli Ministry of Health to commence the Phase I/IIa clinical trial for treatment of pancreatic cancer. We commenced such trial in Israel in 2009, and completed treatment in October, 2010. The clinical trial was also performed at the University of Maryland, Baltimore Medical Center and was partly funded by a $950,000 grant from the Israel-U.S. Binational Industrial Research and Development Fund. On January 12, 2009, we were entitled to commence Phase I/IIa clinical trials for treatment of ovarian cancer as the FDA had not contacted us regarding potential concerns or objections to our IND application within 30 days of its submission. We commenced the trial and began screening and treating patients in Israel in May 2009 and the United States in June 2009.

In October 2010, we completed the Phase I/IIa pancreatic cancer clinical trial and received its results. The trial included nine patients who each received four treatments over the course of two weeks. Three patients were included in a lower dosage cohort, each receiving 4 mg per treatment, while six others were included in a higher dosage cohort, each receiving 8 mg per treatment. The results show that no toxicity limited the dose, and no patient reported pain or discomfort as a result of the drug, and therefore the optimal dose was fixed as the maximum dose given in the trial.

A statistical analysis shows that the higher dosage given in the trial demonstrated greater efficacy than the lower dosage given, and that the effect was stronger after three months from commencement, than after one month only. Specifically, within a month from commencement, the local tumor had not increased in size in eight out of the nine patients, but rather remained stable in both dosage cohorts. Of eight patients examined three months after commencement of treatment, six showed a reduction in the size of the local tumor. The reduction was significant (30% or more) in three out of five patients of the higher-dose cohort. These three patients also showed no metastatic disease, despite the fact that the clinical trial was aimed at the local tumor only. In addition, three months after commencement of treatment, two additional patients displayed stable tumor size and no metastatic disease, despite the length of time that had elapsed. In total, five patients displayed stable disease or a significant response after three months from commencement of treatment.

An operation to remove pancreatic tumors (the Whipple procedure) offers most patients the best chance for survival; however, most such patients are not operable on account of the complexity, location and size of the tumor. Following treatment with BC-819, two patients in the higher dosage cohort of this trial that were non-resectable, became resectable as a result of tumor shrinkage. The first had the tumor successfully removed at the University of Maryland Medical Center, Baltimore, MD. The second was operated upon, but the surgeon halted the operation upon discovery of liver metastases, in order to prevent unnecessary risk to the patient.

Based on the results of this clinical trial, and the results of a successful pre-clinical study announced on October 12, 2010 that examined the sequential administration of BC-819 with FDA-approved drug Gemzar (Gemcitabine) in animals as a treatment for pancreatic cancer, we intend to apply to the FDA to receive approval for an international Phase IIb pancreatic cancer clinical trial.

▪
Phase IIb Clinical Trial. We filed an IND application with the FDA for the performance of a Phase IIb clinical trial with patients suffering from superficial bladder cancer who had failed previous treatment. The application was approved in January 2008, and we immediately began recruiting patients. The purpose of this trial is to measure the efficacy and safety of BC-819 at a dose of 20mg, as tested in the previous Phase I/IIa clinical trial explained above. The trial is being conducted in a medical center in Arizona by BCG Oncology, PC and at seven medical centers in Israel. This two-stage trial includes 33 patients, divided into groups of 18 and 15. Each participant will receive six weekly treatments of BC-819. Patients responding to the treatment will be offered nine additional maintenance treatments. Stringent  FDA criteria have made patient recruitment a more difficult and time-consuming task than was initially expected. Notwithstanding the foregoing, clinical studies are currently ongoing and, we expect to continue gathering safety and efficacy data on larger subject populations. This study and additional data we expect to obtain from additional research and development activities may not corroborate previous findings with respect to safety and efficacy.    The FDA alone will determine whether BC-819 is both safe and effective for commercial use in the U.S. after substantial additional clinical studies.

The two efficacy criteria that need to be met in order to determine a complete response in a patient are non-recurrence and ablation of a single tumor left in each patient’s bladder solely for the purpose of the clinical trial. Of these, we believe that non-recurrence is the more significant problem facing refractory superficial bladder cancer, and that this criterion is therefore of greater importance in determining what to expect from the treatment post-marketing approval.

In April 2010, we received interim results for this clinical trial. These showed that 15 patients out of 18 (83%) responded to treatment (either non-recurrence, tumor ablation or both), 10 patients (56%) showed non-recurrence, 9 patients (50%) showed tumor ablation, and 4 patients (22%) had a complete response (both non-recurrence and tumor ablation). No Serious Adverse Events (SAEs) related to the drug candidate were recorded in this (or any other) clinical trial of BC-819.

In total, six patients showed a complete response, of whom two were discounted from the final statistics – one that was excluded from the patient count because she discontinued treatment before it was completed, and one that was included in the patient count, but was not listed as a complete response on account of a change in the criteria for patient enrollment during the course of the trial. The FDA had required five patients to show a complete response in order to continue with the trials, and, when presented with the complete interim results, approved the continuation of the trial and thecommencement of enrollment of the second treatment group (comprised of 15 patients).

The following chart illustrates the stages to which each of our potential therapies has been developed, reflecting the relative development status of each of our potential therapies (but does not represent the relative amounts invested by us in each initiative):

Competition for Our Prospective Therapeutic Products

Our principal competitors in the field of researching and developing drugs for the treatment of cancer types including superficial bladder carcinoma, pancreatic cancer and ovarian cancer, include numerous biotechnology and multinational pharmaceutical companies. We also compete with numerous research and academic institutions around the world in the race to discover genes, techniques and other patentable assets central to the research and development of drugs for the treatment of such diseases.

Of the forms of cancer for which we are testing BC-819, the only cancer for which there is an efficacious drug on the market is bladder cancer. This market is thought to be relatively conservative. The current drugs of choice are BCG (a non-specific immunotherapeutic agent with the FDA's black box warning for side effects), as well as the chemotherapy agent, Mitomycin C (approved in Europe). Current competition in all of our applications includes chemotherapy and immunotherapy agents, both projected to be toxic with a safety profile inferior to that of BC-819.  As such there is a clear medical and market need for new agents BC-819, demonstrating improved safety profiles.

To the best of our knowledge, there are a number of treatment methods for treating these cancer types that would compete with any drug that we may develop and commercialize, including our prospective drug BC-819, which include:

▪
Surgery.   Surgery is the most common treatment method for invasive cancerous growths related to bladder cancer. Transurethral resection is the surgical method that is most often utilized for the removal of superficial bladder cancer tumors.

For patients with pancreatic cancer, surgery offers the only known possibility of cure, but even this is effective in only a small number of patients (10 – 20%). Even when resection is possible,  median survival times of 13 – 25 months and five-year survival rates of 10 – 20% have been reported. Prognosis is poor because of a high rate of local recurrence and metastases despite resection.

Initial surgery is almost always necessary in the management of suspected ovarian cancer. A total abdominal hysterectomy and bilateral salpingo-oophorectomy are typically performed.

▪	Radiation Therapy. Radiation therapy involves the use of X-rays to destroy cancerous cells.

▪
Chemotherapy.   Chemotherapy uses special anti-cancer drugs that destroy cancerous cells. For bladder cancer patients, chemotherapy is administered directly into the bladder using a catheter for patients who are in the early stages of superficial bladder carcinoma. Chemotherapy is otherwise administered intravenously when superficial bladder carcinoma has become invasive.

To the best of our knowledge, some of the more commonly prescribed drugs used in intravesical chemotherapy are: Mitomycin-C, which has not been approved by the FDA for the treatment of bladder cancer and is marketed by the Bristol-Myers Squibb Company and Supergene; Epirubicin, which is marketed by Pfizer, Inc.; and Doxorubicin (marketed by Ortho Biotech), Thiotepa (marketed by Bedford Laboratories) and Valrubicin (supplied by SYNCHEM OHG), which are approved by the FDA for the treatment of superficial TCC. To the best of our knowledge, some of the more commonly prescribed drugs used in intravenous chemotherapy are Taxol, Carboplatin, Cisplatin and Gemcitabine.

The chemotherapy treatment plan in pancreatic cancer includes the downstaging of the tumor by shrinking the tumor volume to the extent that vascular involvement is lessened and resection is then rendered possible. Recently, many investigators have reported the utility of chemotherapy using gemcitabine, in which early studies showed that patients experienced an improvement in disease-related symptoms. However, the median survival time of 5.65 months and the 12-month survival rate of 18% for gemcitabine-treated patients is considered by most experts to be disappointing. The combination of gemcitabine and irradiation causes both acute and late toxicity of the gastrointestinal tract.

The majority of patients with epithelial ovarian cancer will require chemotherapy following an operation in an attempt to eradicate residual disease. Platinum-based adjuvant treatment, or immune system stimulator, can reduce the risk of relapse in patients with early-stage ovarian cancer, resulting in disease-free survival of approximately 80% of such patients. Intravenous administration of taxane- and platinum- based chemotherapy is the current standard of postoperative care for patients with advanced ovarian cancer. Platinum analogues, such as carboplatin and cisplatin, are the most active agents in this disease. In contrast, taxanes such as paclitaxel and docetaxel exert their cytotoxic effects through a unique mechanism of action involving binding to and stabilization of the tubulin polymer. Despite the improved median overall survival in patients with regimens such as paclitaxel and carboplatin, relapse still occurs in the majority of those with advanced disease, and only 10 to 30% of such patients experience long-term survival.

▪
Immunotherapy.   Immunotherapy is a method that employs a patient’s immune system to fight cancerous cells. Although the precise biological mechanism of activation is unknown, the administration of Bacille Calmette Guerin (BCG) is used to treat a number of superficial bladder cancer types because BCG is believed to stimulate a patient’s immune system to thwart the growth of cancerous cells.

▪
Interferon.   Interferons are human proteins that are introduced into the body in order to stimulate the host’s immune system to thwart the growth of cancerous cells. Although the precise biological mechanism of activation is unknown, it is believed that interferons impede or suspend the growth of cancerous cells, compromise the ability of cancerous cells to defend against the host’s immune system and strengthen the host’s immune system. Interferons have been administered in combination with BCG. The University of Iowa has conducted Phase III clinical trials to examine the relative effectiveness of the interferon/BCG combined therapy as compared to each as a stand-alone treatments.

In addition to the foregoing, we are aware of two products undergoing Phase III clinical testing for bladder cancer, namely Apaziquone (a bioreductive prodrug and a chemical analog of the chemotherapeutic agent Mitomycin C with antineoplastic and cytotoxic activities) and Urocidin (which is designed to inhibit cancer cell division, induce apoptosis and stimulate anticancer cytokine synthesis). We are also aware of several new treatment methods for superficial bladder carcinoma, including photodynamic treatment, which kills cancerous cells using laser, and synergo technology, which combines hypothermia with chemotherapeutical substances, although neither has been approved by the FDA.

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

The results of our Phase I/IIa bladder carcinoma clinical study have demonstrated that the safety profile of BC-819 is excellent. The incidence and severity of adverse events in this small study population were lower than published results for BCG and chemotherapy. For instance in a typical Phase III study of BCG and epirubicin (de Reijke et al. 2005), adverse events included hematuria in 41% and 28% of patients treated with BCG or epirubicin, respectively, while only 11% of patients treated with BC-819 suffered hematuria. Severe dysuria was reported in 26% and 10% of patients treated with BCG and epirubicin, respectively, whereas there were no cases of severe dysuria reported for BC-819. No local reactions caused cessation of treatment with BC-819, whereas 26% and 9% of patients treated with BCG and epirubicin, respectively, had to have treatment stopped due to local toxicities. Using a plasmid with an expression cassette of the diphtheria toxin, no immune response is expected as happens when using an adenovirus; moreover, people born in Western countries are routinely immunized against diphtheria toxin. Further, our treatments are not affected by multi-drug resistance effects, a major problem in chemotherapy. Notwithstanding the foregoing, the FDA alone will determine whether our BC-819 product is both safe and effective for commercial use in the United States after substantial additional clinical studies.

Expenditures on Research and Development

From the time of our inception on July 26, 2004 through December 31, 2010, we invested approximately $13,476,000 in our research and development activities. We have funded our research and development expenses from our own resources and from various non-diluting grants, including grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS).

Our aggregate research and development budgetary expenditures for our first year of OCS funding for superficial bladder carcinoma (July 2005 to June 2006) were NIS 2.734 million (approximately $850,000), of which NIS 1.225 million (approximately $380,000) was funded by the OCS. Our aggregate research and development budgetary expenditures for the second year (August 2006 to July 2007) and third year (August 2007 to July 2008) were NIS 4.127 million (approximately $1,280,000) and NIS 5.473 million (approximately $1,700,000), respectively. In the second and third years, the OCS funded 60% of the approved research and development expenditures paid in Israel and 30% of the research and development costs paid to sub-contractors and consultants outside Israel. During July 2009 the OCS approved a fourth year of funding, in an aggregate amount of NIS 2.815 million (approximately $718,000).

 In March 2009, the OCS approved a grant for us to perform a Phase I/IIa clinical trial of BC-819 for ovarian cancer. The OCS will fund up to 60% of NIS 1.7 million (approximately $447,000) in local expenses and up to 30% of NIS 1.8 million (approximately $484,000) in foreign expenses. In June 2010, a second year of funding was confirmed, with OCS funding up to 60% of an additional NIS 3.4 million (approximately $950,000) in local expenses and up to 30% of an additional NIS 1.8 million (approximately $515,000) in foreign expenses.

In May 2010, we applied to the OCS for two additional research and development program grants for BC-821 for lung cancer. The OCS will fund up to 60% of NIS 2.7 million (approximately $754,000) in local expenses and up to 30% of NIS 0.3 million (approximately $91,000) in foreign expenses. We have not yet received approval for the grants.

In January 2011, we applied to the OCS for two additional research and development program grants for our completed Phase IIb clinical trial for the use of BC-819 as a treatment for pancreatic cancer. The OCS will fund up to 60% of NIS 5.6 million (approximately $1,573,000) in local expenses and up to 30% of NIS 13.1 million (approximately $3,685,000) in foreign expenses. We have not yet received approval for these grants.

According to the Israeli Regulations for the Promotion of Research and Development in Industry 1996, we must pay the OCS royalties at a rate of 3% of the sum of sales of products during the first three years from the date of commencement of sales, 4% of the sum of sales during the following three years and 5% of the sum of sales from the seventh year onward until the full repayment of the grants received by us, which are linked to the U.S. Dollar and bear annual interest at LIBOR rates. As of the date of this report, we have not began repayments.

In December 2007, the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) approved a grant in the amount of $950,000 for our collaboration with the Virginia Bioscience Commercialization Center. The grant partially funded our successfully completed Phase I/IIa clinical trial for the use of BC-819 as a treatment for pancreatic cancer, which was conducted at the University of Maryland Medical Center in Baltimore.

Under the terms of the grant agreement between BIRD, the Virginia Bioscience Commercialization Center and us, we will have to repay the grant within twelve months of the successful completion of the project. We are entitled to extend the repayment period to 2 years in return for total repayment of 113% of the grant amount, to 3 years in return for total repayment of 125%, to 4 years in return for total repayment of 138%, or to 5 years or more in return for total repayment of 150% of the grant amount. The terms of the agreement, as amended, called for the evaluation of the status of the project by November 1, 2010. During the year ended December 31, 2010, we made significant progress with respect to development of BC-819 as a treatment for pancreatic cancer, and as a result, recorded a liability to the BIRD Foundation for repayment of the grant.

Intellectual Property

As of the date of this report, our patent portfolio includes 68 patent applications in seven patent families in various stages of examination, 31 of which have been granted in the United States, Europe, Israel, China, Norway, Australia, South Korea, Russia, Singapore, Mexico, Canada and the Czech Republic. The table below details which patent groups are related to which of our product candidates.

Patent Group	Product	Expiration Dates
Use of the H19 gene as a tumor marker	BC-819	Between 03/07/2014 and 03/06/2015
Methods and compositions for inducing tumor-specific cytotoxicity	BC-819	Between 10/03/2017 and 10/04/2018
Nucleic acid agents for down regulating H19, and methods of using same	BC-822	—
Nucleic acid constructs, pharmaceutical compositions and methods of using same for treating cancer	BC-820	—
Nucleic acid constructs and methods for specific silencing of H19	BC-822	—
H19 silencing nucleic acid agents for treating rheumatoid arthritis (siRNA + RA)	BC-822	—
Constructs containing multiple expression cassettes for cancer therapy	BC-821	—

Pursuant to a license agreement with Yissum, which is described in more detail below, we have an exclusive, worldwide license for the development, use, manufacturing and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with the H19 gene. All of our patents and patent applications were licensed to us from Yissum and are subject to the Yissum license agreement.

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

United States Food and Drug Administration.   We must obtain the approval of the FDA to market any drugs that we may develop in the United States, as well as adhere to other U.S. and state regulations. If we seek to market new drugs, we will be required to file a new drug application and obtain FDA approval. FDA regulations govern the following activities that we may perform, or that we may have performed on our behalf, to ensure that any drugs that we may develop are safe and effective for their intended uses:

▪	pre-clinical (animal) testing including toxicology studies;
▪	submission of an investigational new drug application (IND);
▪	human testing in clinical trials, Phases I, II and III;
▪	recordkeeping and retention;
▪	pre-marketing review through submission of a new drug application (NDA);
▪	drug labeling and manufacturing, the latter of which must comply with current good manufacturing practice regulations;
▪	drug marketing, sales and distribution; and
▪	post-marketing study commitments (Phase IV), post-marketing surveillance, complaint handling, reporting of deaths or serious injuries and repair or recall of drugs.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

▪	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
▪	disqualification of clinical investigator and/or sponsor from current and future studies;
▪	clinical hold on clinical trials;

▪	operating restrictions, partial suspension or total shutdown of production;
▪	refusal to approve an NDA;
▪	post-marketing withdrawal of approval; and
▪	criminal prosecution.

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

Clinical Trials.   Clinical trials represent the ultimate pre-market testing ground for unapproved drugs, generally taking several years to complete. Before testing can begin, an institutional review board must have reviewed and approved the use of human subjects in the clinical trial. During clinical trials, an investigational compound is administered to humans and evaluated for its safety and effectiveness in treating, preventing or diagnosing a specific disease or condition. The clinical trials consist of Phase I, Phase II, and Phase III testing. During clinical trials, the FDA and institutional review board closely monitor the studies and may suspend or terminate trials at any time for a number of reasons, such as finding that patients are being exposed to an unacceptable health risk. The results of clinical trials comprise the single most important factor in the approval or disapproval of a new drug.

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

▪
The FDA’s current good manufacturing practice regulations require manufacturers, including third party manufacturers, to follow stringent requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product;

▪
Labeling regulations and the FDA prohibitions against the promotion of drug for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits during promotion of the drug;

▪	Clearance or approval of product modifications or use of the drug for an indication other than approved in the NDA;
▪	Adverse drug experience regulations, which require us to report information on rare, latent or long-term drug effects not identified during pre-market testing;
▪	Post-market testing and surveillance requirements, including Phase IV trials, when necessary to protect the public health or to provide additional safety and effectiveness data for the drug; and
▪	The FDA’s recall authority, whereby it can ask, or under certain conditions order, drug manufacturers to recall from the market a product that is in violation of governing laws and regulations.

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

Fraud and Abuse Laws in the U.S.   A variety of U.S. federal and state laws apply to the sale, marketing and promotion of drugs that are paid for, directly or indirectly, by U.S. federal or state healthcare programs such as Medicare and Medicaid. The restrictions imposed by these laws are in addition to those imposed by the FDA, the United States Federal Trade Commission and corresponding state agencies. Some of these laws significantly restrict or prohibit certain types of sales, marketing and promotional activities by drug manufacturers. Violation of these laws may result in significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties and exclusion or debarment from U.S. federal and state healthcare and other programs. Many private health insurance companies also prohibit payment to entities that have been sanctioned, excluded or debarred by U.S. federal agencies.

Anti-Kickback Statutes in the U.S.   The U.S. federal anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of a good or service, for which payment may be made in whole or in part under a U.S. federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that, if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under U.S. federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other U.S. federal healthcare programs. In addition, some kickback allegations have been claimed to violate the United States False Claims Act (as discussed below).

The U.S. federal anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services (OIG) has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG or the U.S. Department of Justice.

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

U.S. False Claims Act.   The United States False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the U.S. federal government or knowingly making, or causing to be made, a false statement in order to have a false claim paid. The U.S. federal government’s interpretation of the scope of the law has in recent years grown increasingly broad. Most states also have statutes or regulations similar to the United States False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these U.S. federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Several drug manufacturers have been prosecuted under the false claims laws for allegedly providing free drugs to physician customers with the expectation that the physician customers would bill U.S. federal programs for the product. In addition, several recent cases against drug manufacturers have alleged that the manufacturers improperly promoted their products for “off-label” use, outside of the scope of the FDA-approved labeling.

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

In March 2005, an amendment to the Research Law was enacted. One of the main modifications included in the amendment was authorization for the Research Committee to allow the transfer outside of Israel of know-how derived from an approved program and the related manufacturing rights. In general, the Research Committee may approve transfer of know-how in limited circumstances as follows:

▪
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

▪
in the event of a sale of the company which is the owner of know-how, pursuant to which the company ceases to be an Israeli company, provided that upon such sale, the owner of the know-how makes a cash payment to the OCS as set forth in the Research Law.

▪
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

Material Operating Arrangements

Exclusive License Agreement with Yissum.   On November 14, 2005, we entered into a license agreement with Yissum, which was subsequently amended on November 22, 2005, September 11, 2007 and January 24, 2011, pursuant to which Yissum has granted to us an exclusive, worldwide license for the development, use, manufacturing and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with the H19 gene.

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

We have agreed to provide research and development funding to Yissum in connection with the license, which we may terminate upon 90 days prior written notice to Yissum. In such event, we are required to compensate Yissum for all expenses incurred by it prior to the notification date in connection with its research efforts and all additional expenses that Yissum had assumed the obligation to cover prior to the notification date. The research and development funding was initially set for a period of two years with the possibility to extend the term by mutual agreement. We have been extending the funding period on a yearly basis, and it is currently valid until June 2011.

In addition, we have agreed to prepare, register and maintain any patent application or patent that may arise out of our research and development efforts pursuant to our license with Yissum and to bear all expenses of preparation, registration and maintenance. We agreed to keep Yissum informed of filing and prosecutions pursuant to the agreement, including submission of copies of all official actions, relevant correspondence, applications, continuations or like proceedings, and responses thereto. We agreed to consult Yissum regarding any abandonment of the prosecution of patent applications arising out of the license. In the event that we decide not to commence or continue the process of patent registration in a certain country, we must notify Yissum of this decision. Yissum may then individually prepare, register and maintain any such patent. We must inform Yissum of our desire to assume the expenses incurred by Yissum in connection with its patent registration within 90 days from the date in which Yissum notifies us of its decision to prepare, register and maintain such patent. In the event that we decide not to assume these expenses, or in the absence of our reply within the above 90 day period, the exclusive, worldwide license granted to us by Yissum will no longer be applicable in such countries in which we elected not to file or to abandon the filing, prosecution or maintenance of patents pursuant to the license. We undertook to use commercially reasonable efforts at our own expense to protect against third party infringement of the patents arising out of the license and to advise Yissum upon learning of such infringement. We also undertook to use commercially reasonable efforts at our own expense to defend any action, claim or demand made by any entity in connection with rights in the patents, and to notify Yissum immediately upon learning of any such action or claim.

We have agreed to pay Yissum 5% of all “net sales” as royalties and to pay Yissum 10% of the income that we receive from granting sub-licenses to third parties up to revenues of $30 million each year, and 6.5% of all additional income that we receive from granting sub-licenses to third parties. We are required to indemnify Yissum, the Hebrew University of Jerusalem, their employees, their executive officers, delegates and any other persons acting on their behalf under the license against any liability, including product liability, damages, losses, expenses, fees and reasonable legal expenses arising out of our actions or omissions in performing the Yissum license, including the use, development and manufacturing of patents arising out of it and the granting of sub-licenses thereunder, provided that any such loss was not caused by the intentional misconduct or gross negligence of the indemnitees.

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

We have the right to terminate the Yissum license upon three months prior written notice provided that we have paid all amounts owing to Yissum under the license. Yissum has the right to terminate the license in the event that we become bankrupt or insolvent, or if our business is placed in the hands of a receiver, assignee or trustee. In addition, Yissum has the right to terminate the license for any material breach of it by us in the event that we fail to remedy such material breach within 90 days of Yissum’s notice of our material breach and its intent to terminate, provided that the material breach is curable within 90 days. In the event that the material breach cannot be remedied within 90 days, Yissum may not terminate the license if we take reasonable commercial action to cure such breach as promptly as practicable. The Israeli Contract Law (Remedies for Breach of Contract) — 1970, defines the term “material breach” as a breach, with regards to which, it may be assumed that a reasonable person would not have entered into the specific agreement had that person foreseen the breach and the outcome thereof, or a breach which is specifically defined as material in the agreement. Acts which may constitute a material breach of the license agreement by us may include, for example: the granting of sublicenses not in compliance with the provisions of the license agreement, a breach of our obligations to pay royalties and provide the necessary reports with respect thereto, a breach of our obligation to develop and commercialize the licensed technology including our obligation to fund certain research and development activities, a breach of our obligations to conduct patent prosecution and maintenance, and a breach of our obligations not to disclose or misuse certain confidential information of Yissum. The termination of the license also entails termination of all licenses granted thereunder. Any termination of the license shall not terminate any of our obligations, including our obligation to pay royalties that matured prior to the effective date of termination.

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

Polyplus-transfection SA.   Polyplus-transfection SA is currently our sole supplier of the component polyethylenimine which is used to enhance our prospective drug BC-819’s ability to penetrate cancerous cells in the bladder. Polyplus-transfection SA has agreed to comply with the Good Manufacturing Practice requirements set forth in the Quality System Regulation in manufacturing component polyethylenimine for us.

Supply Agreement with Althea Technologies Inc.   In January 2007, our subsidiary, BioCancell Therapeutics Israel Ltd. entered into a continuous production agreement with Althea Technologies Inc., an American manufacturer for the production of our plasmids. To date, the manufacturer has executed three production campaigns of the DTA-H19 plasmid, one for the production of non-GMP material, the second for GMP material that is used for the Phase IIb clinical study for treatment of superficial bladder cancer, and the third for the production of GMP material for Phase I/IIa clinical trials of BC-819 in the treatment of ovarian and pancreatic cancer. All campaigns were successful, resulting with sufficient material, all of it within the specifications.

Supply Agreement with VGXI USA.   In September 2008, our subsidiary BioCancell Therapeutics Israel Ltd. entered into a continuous production agreement with VGXI USA, a business entity registered in the state of Texas, a DBA of VGX International Inc. of Korea. Pursuant to the agreement, we may purchase from, and have plasmids produced by VGXI USA under cGMP conditions. We have no commitment to purchase any minimum quantity of plasmids nor shall VGXI USA have any commitment to produce and sell any minimum quantity of plasmids. We shall become obligated to purchase, and VGX International Inc. shall be obligated to produce plasmids only upon execution and delivery of a purchase order for such plasmids.

Agreements for the Performance of Clinical Trials.   Between November 2007 and December 2010, we entered into agreements with several medical centers in Israel and BCG Oncology PC in the U.S., pursuant to which Phase II clinical trials will be administered by each for the purposes of assessing the efficacy and safety of our prospective drug BC-819 on patients suffering from superficial bladder carcinoma. Between April 2009 and December 2010, we entered into agreements with several medical centers in Israel, pursuant to which Phase I/IIa clinical trials will be administered by each for the purposes of assessing the safety and efficacy of our prospective drug BC-819 on patients suffering from ovarian cancer. Between May 2009 and March 2010, we entered into agreements with several medical centers in Israel and University of Maryland Medical Center in the U.S., pursuant to which Phase I/IIa clinical trials will be administered by each for the purposes of assessing the safety and efficacy of our prospective drug BC-819 on patients suffering from pancreatic cancer. The Phase I/IIa pancreatic cancer clinical trial was successfully completed in November 2010. Each of these agreements was approved by the appropriate hospital authority.

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

Employees and Advisory Board

As of the date of this report, we have 19 employees, of whom eight work for us on a full-time basis and an additional nine work part-time for us and part-time in Prof. Hochberg’s laboratory at the Hebrew University of Jerusalem. Twelve of these employees conduct clinical development or research and development for us; the other seven are managers or administrators. The majority of our research and development work is completed by Professor Hochberg’s laboratory team at the Hebrew University of Jerusalem. The team members are qualified in the life sciences and in medicine: four of these members have doctorates in the natural sciences and one specializes in pathology.

Our Scientific Advisory Board includes world-renowned experts in the field of cancer therapy including Professor Mark L. Tykocinski, who was President of the American Society for Investigative Pathology and is currently President of the Association of Pathology Chairs, Professor Aaron Ciechanover, who was awarded the Nobel Prize in Chemistry in 2004, Professor Roger D. Kornberg, who was awarded the Nobel Prize in Chemistry in 2006, Professor Hermona Soreq, Dean of the Faculty of Mathematics and Science at the Hebrew University of Jerusalem, Professor Yechezkel Barenholz, a professor of Biochemistry at the Hebrew University-Hadassah Medical School, and Professor Yaakov Naparstek, Chairman of Medicine at Hadassah University Hospital. The members of our Scientific Advisory Board provide us with general and strategic consultation and development services and assistance with respect to our research and development activities. As compensation for their work, the members of our Scientific Advisory Board receive an advisor’s fee of $1,000 for each meeting of the Scientific Advisory Board in which they participate, plus expenses. In addition, our Board of Directors has committed to grant to each member of the Scientific Advisory Board options to purchase 30,000 shares of our common stock pursuant to our 2007 Stock Option Plan. No member of our Scientific Advisory Board is an officer, employee or director of either BioCancell Therapeutics Inc. or BioCancell Therapeutics Israel Ltd.

All of our current employees have signed personal employment agreements providing them with monthly salaries. Under these employment agreements, our employees have promised to cede to us all right, title and interest to any and all intellectual property created during their course of employment to us and they have undertaken not to make use of it, and not to compete with us for a period of 12 months after termination of their employment with us.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good. We have adopted a Code of Ethics that applies to all of our employees, officers and members of the Board of Directors. The Code of Ethics is available on our website at www.biocancell.com, and in print to any interested party that requests it.

Item 2. Properties

Our offices are located at Har Hotzvim, Jerusalem, in a building in which we lease a total space of 213 square meters for a term expiring in September 2011. Our annual rent under the lease is approximately $48,000 plus VAT. Most of our research and development activities are conducted in the research laboratories of the Hebrew University of Jerusalem.

Item 3. Legal Proceedings

We are not currently a party to any legal proceeding.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Common Stock and our Series 3 and Series 4 Warrants are not listed for trading on any US market, but are listed for trading on the Tel Aviv Stock Exchange (TASE). The information below refers to shares of our Common Stock that are currently traded on the TASE under the symbols “BICL”. Public trading of our shares of Common Stock commenced on August 17, 2006. We have never declared any dividends on any securities.

The following tables set forth, for the periods indicated, the range of high and low per share sale prices for our Common Stock as reported on the TASE.  There is no established public trading market in the U.S. for our shares.

Common Stock

	2010
	High		Low
First quarter	NIS	4.003	NIS	2.453
Second quarter	NIS	3.689	NIS	2.073
Third quarter	NIS	3.222	NIS	2.126
Fourth quarter	NIS	3.402	NIS	2.105

	2009
	High		Low
First quarter	NIS	1.649	NIS	0.403
Second quarter	NIS	3.900	NIS	1.565
Third quarter	NIS	3.555	NIS	2.555
Fourth quarter	NIS	3.402	NIS	2.079

Holders of Securities

As of the date of this report, we had 15 stockholders of record.

Dividends

Holders of our common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. We have never declared any dividends on any of our securities, and do not intend to do so in the foreseeable future.

Equity Compensation Plans

The following table sets forth information as of the date of this report regarding our equity compensation plans, the 2004 Stock Option Plan and the 2007 Stock Option Plan, under which we grant securities exercisable for shares of our common stock to employees, directors and consultants of our company and employees, directors and consultants of our present and future subsidiaries.

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
Equity Compensation Plans approved by securityholders	488,358	$0.19	0
Equity Compensation Plans not approved by securityholders	2,143,638	$0.69	501,362
Total	2,591,996	$0.60	501,362

Use of Proceeds from Registered Securities

On June 22, 2009 (the “Effective Date”), our Registration Statement on Form S-1 (File No. 333-156252) (the “Registration Statement”), covering the resale of up to 1,872,780 shares of common stock (the “Offering”) by selling security holders, was declared effective under the Securities Act of 1933. The Offering has not yet terminated.

The Company does not receive any proceeds from the sale of shares covered by the Offering.  The Company did not incur any expenses in connection with the Offering from the Effective Date through December 31, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes to the consolidated financial statements and the other consolidated financial information included elsewhere in this report. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under elsewhere in this Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10-K.

Overview

We were incorporated in the United States under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004. We filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange, or TASE, and, since August 17, 2006, our securities have been publicly traded in Israel on the TASE. For TASE purposes, we file Hebrew-language financial statements in New Israeli Shekels in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board. On June 22, 2009, our registration statement with the U.S. Securities and Exchange Commission (SEC) was deemed effective and we began reporting under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For our filings in the United States, we prepare English-language financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

From our inception, we have raised a cumulative amount of $21,300,000 including amounts received as a result of the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008, we executed a private placement to Clal Biotechnology Industries Ltd., or CBI, from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd., CBI and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., institutional investors, whereby three investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable, convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements were approximately $3,650,000 (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we no longer hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of common stock at a price of approximately $0.78 per share, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of approximately $1.12. The aggregate gross proceeds were $3,285,000 at an approximate price of $0.78 per share (net proceeds of $2,694,000). On November 18, 2010, we consummated a public offering, whereby investors received an aggregate amount of 5,634,970 shares of common stock at a price of NIS 3.30 per share (approximately $0.90 per share) (the “Common Shares”), 2,817,485 non-registered warrants (the “Series 3 Warrants”) to purchase 2,817,485 shares of common stock at a price of NIS 10,397,000 (approximately $1.01 per share) exercisable immediately upon their issuance with a life of two years and 2,817,485 non-registered warrants (the “Series 4 Warrants”) to purchase 2,817,485 shares of common stock at a price of NIS 12,481,000 (approximately $1.21 per share) exercisable immediately upon their issuance with a life of four years. The aggregate gross proceeds from the offering were $5,104,000 (NIS 18,595,000). The net proceeds were $4,196,000 (NIS 15,277,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through December 31, 2010, aggregated $19,306,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe that we have sufficient cash to meet our planned operating needs until September 2011, based on our current cash levels.

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

Results of Operations

Years Ended December 31, 2010 and 2009 and the Development Stage Period (cumulative from inception to December 31, 2010)

Research and Development Expenses

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative From Inception to December 31, 2010
	U.S. Dollars in Thousands
Research and Development Expenses, Gross	$2,207	$2,617	$13,476
Research and Development Expenses, Net	$1,817	$2,013	$11,069

Research and development expenses, gross decreased by approximately $410,000, or 15.7%, to $2,207,000 for the year ended December 31, 2010 from $2,617,000 for the year ended December 31, 2009. Research and development expenses decreased due to lower clinical trials expenses in bladder and ovarian cancer, mainly due to reduced hospital, plasmid production (expensed during the prior year) and regulatory expenses, and more efficient cost control methods, which were offset by increased expenses as a result of the successful completion of our Phase I/IIa pancreas cancer trial. Salary expenses for clinical trial and pre-clinical personnel decreased to $946,000 for the period ended December 31, 2010 from $986,000 for the period ended December 31, 2009. Research and development expenses, gross for the period ending December 31, 2010 were comprised mainly of compensation to personnel as disclosed above and clinical trial expenses of $849,000 and $1,334,000 in 2010 and 2009, respectively. It is anticipated that our level of research and development expenses will remain relatively the same as our clinical trials move forward, dependent upon the enrollment of patients and the availability of funding.

Research and development expenses, gross decreased by $538,000, or 17.1%, to $2,617,000 for the year ended December 31, 2009 from $3,155,000 for the year ended December 31, 2008. Research and development expenses decreased due to less than anticipated clinical trials expenses in bladder and pancreatic cancer due to slower than anticipated enrollment of patients, reduced pre-clinical compensation and patent expenses, which were offset by increased clinical trial expenses in ovarian cancer. Research and development expenses for the period ending December 31, 2009 amounted to approximately $2,617,000, comprised mainly of compensation to clinical trial and pre-clinical personnel of $986,000 as compared to $1,271,000, due to the reduction in personnel headcount, and clinical trial expenses of $1,334,000 as compared to $1,482,000 as of December 31, 2009 and 2008, respectively.

Research and development expenses, net decreased by approximately $196,000, or 9.7%, to $1,817,000 for the year ended December 31, 2010 from $2,013,000 for the year ended December 31, 2009. Research and development expenses decreased due to lower clinical trials expenses in bladder and ovarian cancer, mainly due to reduced hospital, plasmid production (expensed during the prior year) and regulatory expenses, and more efficient cost control methods, which were offset by increases expenses as a result of the successful completion of our Phase I/IIa pancreas cancer trial. Although we received smaller grants from the Office of the Chief Scientist in Israel or OCS ($390,000 in 2010, as compared to $490,000 in 2009), this was partially offset by the increase in expenses due to the expected repayment of the $327,000 grant from the American-Israeli BIRD (Bi-national Industrial Research and Development) Foundation, or BIRD Foundation. Research and development expenses for the period ending December 31, 2010 amounted to approximately $2,207,000, comprised mainly of compensation to personnel as disclosed above and clinical trial expenses of $849,000 as compared to $1,334,000 as of, 2010 and 2009, respectively. Salary expenses for clinical trial and pre-clinical personnel decreased to $946,000 for the period ended December 31, 2010 from $986,000 for the period ended December 31, 2009.

Research and development expenses, net decreased by $681,000, or 25.3%, to $2,013,000 for the year ended December 31, 2009 from $2,694,000 for the year ended December 31, 2008. Research and development expenses, net, decreased due to less than anticipated clinical trials expenses in bladder and pancreatic cancer due to slower than anticipated enrollment of patients, reduced pre-clinical compensation and patent expenses and increased OCS, BIRD Foundation and other grants, which were offset by increased clinical trial expenses in ovarian cancer. Research and development expenses for the period ending December 31, 2009 amounted to approximately $2,617,000, comprised mainly of compensation to clinical trial and pre-clinical personnel of $986,000 as compared to $1,271,000, due to the reduction in personnel headcount, and clinical trial expenses of $1,334,000 as compared to $1,482,000 as of December 31, 2009 and 2008, respectively. It is anticipated that our level of research and development expenses will remain relatively the same as our clinical trials move forward, dependent upon the enrollment of patients and the availability of funding.

The following table summarizes information about our research and development expenses:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative From Inception to December 31, 2010
	U.S. Dollars in Thousands

Clinical Trials:
Bladder cancer Phase I/IIa	$—	$—	$897
Bladder cancer Phase IIb	119	208	2,560
Pancreatic cancer Phase I/IIa	526	165	983
Pancreatic cancer Phase IIb	20	—	20
Ovarian cancer Phase I/IIa	239	961	1,966
Liver cancer	—	—	20
Clinical trial compensation	530	434	1,699
General expenses	15	23	74
	1,449	1,791	8,219
Pre-clinical expenses:
Compensation	416	552	3,961
Material	100	40	367
Patents	166	107	539
Depreciation	31	41	148
General expenses	45	86	242
	758	826	5,257
	2,207	2,617	13,476
Chief Scientist and other grants	(390)	(526	(2,150)
BIRD Foundation grant for Pancreatic cancer Phase I/IIa	-	(78)	(257)
	(390)	(604)	(2,407)
Total Research and Development Expenses, Net	$1,817	$2,013	$11,069

General and Administrative Expenses

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative From Inception to December 31, 2010
	U.S. Dollars in Thousands

General and Administrative Expenses	$1,955	$1,457	$8,248

General and administrative expenses increased $498,000, or 34.2%, to $1,955,000 for the year ended December 31, 2010 from $1,457,000 for the year ended December 31, 2009. General and administrative expenses were higher in 2010 than in 2009 due primarily to stock-based, non-cash compensation to employees and directors, changes to salary expenses resulting from the recording of a liability with regard to a possible payment for success in fundraising in the future, an increase equal to a decrease in research and development expenses caused by a change in an employee's job description, and an increase in consulting and auditing expenses, offset by a decrease in legal expenses. The main components of general and administrative expense were compensation costs of $1,166,000 (inclusive of $285,000 stock-based compensation to employees and directors) as compared to $715,000 (inclusive of $137,000 stock-based compensation to employees and directors), professional service and consulting fees of $521,000 as compared to $451,000 for the periods ending December 31, 2010 and 2009, respectively. The increase in consulting fees is due to an increase in public relations and investor relations expenses, accounting and management fee to Tikcro.

General and administrative expenses decreased by $456,000, or 23.8%, to $1,457,000 for the year ended December 31, 2009 from $1,913,000 for the year ended December 31, 2008. General and administrative expenses were lower in 2009 than in 2008 due primarily to decreased professional fees (legal, accounting and consulting fees) in regard to our private placement transactions and the filing of an initial S-1 registration incurred in 2008. The main components of general and administrative expense were compensation costs of $715,000 as compared to $712,000, professional services of $385,000 as compared to $693,000 and consulting fees of $66,000 as compared to $224,000 for the periods ending December 31, 2009 and 2008, respectively. The decrease in consulting fees is due to our increased internal public relations and investor relations activities in lieu of external consulting services. In 2009, the expenses related to our anticipated fundraising were recorded as a deferred stock issuance cost in the balance sheet to be offset from future proceeds as part of this registration statement. It is anticipated that our level of general and administrative expenses will remain relatively the same in the near future.

The following table summarizes information about our general and administrative expenses:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative From Inception to December 31, 2010
	U.S. Dollars in Thousands

Compensation	$1,166	$715	$4,363
Professional services and consulting fees	521	451	2,653
Rent & office related expenses	126	129	607
Travel	17	11	139
Insurance	34	24	93
Corporate and filing fees	13	64	109
Other general expenses	78	63	284
Total General and Administrative Expenses	$1,955	$1,457	$8,248

Non-operating expenses (income), net

Non-operating expenses (income), net, decreased by $1,737,000, to income of $1,596,000 for the period ended December 31, 2010 from $3,333,000 for the period ended December 31, 2009. The decrease in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments, as described below. The primary drivers of the adjustment of our warrants were the increase in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock among other factors increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a gain (income) of approximately ($2,070,000) as compared to a charge of $3,053,000 for the period ended December 31, 2010 and 2009, respectively, resulting from revaluation of warrants to shareholders.

 Non-operating expenses (income), net, increased $4,998,000 to $3,333,000 of expense for the year ended December 31, 2009 from $1,665,000 of income for the year ended December 31, 2008. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment which results from our outstanding warrants which are being accounted for as a derivative financial instrument, as described below. The primary drivers of the adjustment of our warrants were the increases in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock increases the value of the warrants and thus results in a loss in our statement of operations. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge of approximately $3,053,000 as compared to a gain (income) of ($1,653,000) for the periods ending December 31, 2009 and 2008, respectively, resulting from revaluation of warrants to shareholders.

The following table summarizes information about our non-operating expenses (income), net:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative From Inception to December 31, 2010
	U.S. Dollars in Thousands

Interest income, net	$(21)	$(3)	$(34)
Loss (income) from marketable securities, net	-	-	(6)
Interest on convertible notes and discount amortization	543	341	1,033
Revaluation of warrants	(2,070)	3,053	(670)
Revaluation of liability for commission to underwriters	(104)	-	(104)
Other financing expense (income), net	56	(58)	(230)
	$(1,596)	$3,333	$93

Our warrants to noteholders are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, and the implied volatility of the Series 3 Warrants.

The following table shows the changes in the underlying parameters used in the valuation of the Warrants:

	As of July 31, 2008(issuance date)	As of December 31, 2009	As of December 31, 2010
Price of underlying stock	2.08 NIS	2.435 NIS	2.441 NIS
Strike price	$0.716	$0.716	$0.716
Continuously compounded risk free interest rate for warrants	5.33%	2.68%	0.84%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the warrant	5 years	3.58 years	2.58 years
Implied volatility for the underlying stock	55%	145.48-148.52%	55.79%

The Company’s warrants to noteholders are valued using the Binomial model. Prior to the second quarter of 2009, the Company’s warrants to noteholders were valued using the Black-Scholes-Merton model. Given the recent foreign currency fluctuation’s effect on the exercise price of the Warrants throughout the life of the Warrant, the Company’s assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black–Scholes-Merton model which only allows for one exercise date. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the implied volatility of the Series 3 Warrants. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available (see Note 10C).

In the fourth quarter of 2010, the Company’s assumptions have changed regarding the implied volatility of the Company’s warrants and are calculated as the latent volatility of the Series 3 Warrants. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows.

Income Tax (Expense) Benefit

The federal tax rates applicable to us, as an entity incorporated in Delaware in the United States, are progressive corporate tax rates of up to 34%.

At December 31, 2010, we had net operating loss (NOL) carryforwards in the United States amounting to $2,549,000, which will expire beginning in 2024 through 2030. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, our initial public offering, or IPO, and other ownership changes that have transpired, may limit our ability to utilize the NOL and credit carryforwards although we have not yet determined to what extent.

Pursuant to the tax laws applicable to Israeli residents, dividends received from a company that is not an Israeli resident are subject to tax in Israel, at the rate of 20% or 25%, depending on the identity of the stockholder (individual or company) and the ownership percentage. According to the tax laws in the United States, such a dividend is subject to withholding tax at the rate of 30%, which could be reduced to the rate of 25% or 12.5% (depending on the identity of the stockholder and the ownership percentage), in accordance with the Treaty to Prevent Double Taxation between Israel and the United States. In order to enjoy the tax treaty's benefits, several procedural requirements must be met. As of December 31, 2010, we believe that we are currently a dual tax resident in both Delaware and Israel.

The tax rates applicable to our Israeli subsidiary are as follows: 2010 – 25%, 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 –  20% and 2016 thereafter – 18%. At December 31, 2010, our wholly owned Israeli subsidiary had NOL carryforwards in Israel amounting to NIS 51,411,000 (approximately $14 million) and capital loss carryforwards of NIS 12 million (approximately $3 million), which under current tax law can be carried forward indefinitely.

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

We are currently operating under a material liquidity deficiency. We believe that we have sufficient cash to meet our planned operating needs until the end of September 2011, based on our current cash levels. We therefore will need to raise substantial additional capital through future equity or debt financing to finance such initiatives and are currently evaluating potential alternatives.

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

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009	Cumulative From Inception to December 31, 2010
	U.S. Dollars in Thousands

Net cash used in operating activities	$$	(3,050)	$(3,477)	$(18,060)
Net cash provided by (used in) investing activities		(1,905)	(19)	135
Net cash provided by financing activities	$$	7,710	$1,390	$21,300

As of December 31, 2010, we had $3,487,000 in cash and cash equivalents, a increase of $2,863,000 from December 31, 2009.

Operating Activities

Net cash used in operations was $3,050,000 for the year ended December 31, 2010. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $2,280,000 and our net cash used in operations was attributable mostly to $395,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, accrued interest and amortization of discount to notes payable, and exchange difference thereon of $484,000 and depreciation of $33,000, while recognizing a non-cash gain of $2,070,000 for fair value adjustment of the derivative instruments.

Net cash used in operations was $3,477,000 for the year ended December 31, 2009. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $6,803,000 and our net cash used in operations was attributable mostly to $240,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, accrued interest and amortization of discount to notes payable, and exchange difference thereon of $328,000 and depreciation of $44,000, while recognizing a non-cash loss of $3,053,000 for fair value adjustment of the derivative instruments.

Currently all of our funds are held as cash and cash equivalents and short-term deposits. As of December 31, 2010, we have no material commitments for capital expenditures. Net cash used by operations from our inception is attributable mostly to our net loss offset by non-cash items, primarily change in fair value of our warrants and stock-based compensation, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used in operations will increase as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on ability to secure future funding.

Investing Activities

Net cash used in investing activities in the year ended December 31, 2010 is mainly attributable to our investment in short-term deposits as compared to the Net cash used in investing activities in the year ended December 31, 2009, which was attributable primarily to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to our investment in short-term deposits and to the proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $7,710,000 for the year ended December 31, 2010 as compared to net cash provided by financing activities of $1,390,000 for the year ended December 31, 2009. This increase was mainly attributable to the proceeds from the private placements to institutional and individual investors and public offering consummated during the period ended December 31, 2010. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of our common stock of our stock at a price of about $0.78, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of about $1.12. The aggregate gross proceeds were $3,285,000 at an approximately price of $0.78 per share (net proceeds of $2,694,000), as described above.

On November 18, 2010, we consummated a public offering with investors, whereby the investors received an aggregate amount of 5,634,970 shares of common stock at a price of NIS 3.30 per share, 2,817,485 non-registered Series 3 Warrants to purchase 2,817,485 shares of common stock exercisable immediately upon their issuance with a life of two years and 2,817,485 non-registered Series 4 to purchase 2,817,485 shares of common exercisable immediately upon their issuance with a life of four years, as described above. The aggregate gross proceeds from the offering were $5,104,000 and the net proceeds were $4,196,000.

Net cash flow provided by financing activities in the year ended December 31, 2009 was $1,390,000 as compared to net cash provided by financing activities of $4,257,000 in the year ended December 31, 2008. This was attributable to the proceeds from the sale by our subsidiary of treasury stock during the period ended December 31, 2009, as compared to the proceeds from a private placement allocation of common shares and warrants to Tikcro Technologies, Ltd., Clal Biotechnology Industries Ltd. and The Provident Fund of the Hebrew University of Jerusalem, less the purchase of treasury stock during the period ended December 31, 2008. During May and June 2009, our subsidiary sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, and total proceeds of $1,016,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, and total proceeds of $552,000. Following the sale, we did not hold any shares of treasury stock.

Cash flow provided by financing activities for the development stage period (cumulative from inception to December 31, 2010) stems from the net proceeds from the private placements to institutional and individual investors and public offering in 2010, the net proceeds from the proceeds from a private placement allocation of common shares and warrants to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008, the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, and the exercise of stock options less the purchase of treasury stock.

Commencing January 30, 2011, we shall be paying interest on a quarterly basis to our three July 2008 private placements institutional investors on the convertible notes payable, in an amount of approximately $90,000 per quarter, provided that the notes have not been converted.

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

••	progress in our research and development programs;
••
the resources, time and costs required to initiate and complete our research and development and to initiate and complete pre-clinical and clinical studies and to obtain regulatory approvals for our prospective therapeutic products;

••	the timing, receipt and amount of milestone, royalty and other payments from present and future collaborators, if any; and
••	costs necessary to protect our intellectual property.

As discussed above, in March 2010 we received net amount of $2,694,000 from a private placement with the 2010 Investors and on November 18, 2010, we consummated a public offering with investors (the “November 2010 Investors”), for which we had filed a Form S-1 and a shelf prospectus with the TASE for which we received an aggregate gross proceeds from the offering of $5,104,000 and net proceeds of $4,196,000.

Future Operations
As discussed above, we believe we have sufficient cash to meet our planned operating needs until September 2011, based on our current cash levels. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  The audit report covering our December 31, 2010 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through December 31, 2010, aggregated $19,306,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market.

Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

••	continued progress of and increased spending related to our research and development activities;
••	progress with clinical trials and pre-clinical experiments;
••	increased general and administrative expenses related to our being a reporting company both to TASE and SEC;
••	prosecuting and enforcing patent claims;
••	technological and market developments;
••	the ability to establish product development arrangements;
••	the cost of manufacturing development;
••	effective marketing activities and arrangements; and
••	licensing activity.

Contractual Obligations and Commitments

As of December 31, 2010, the remaining minimum annual payments in connection with the operating lease and rental agreements and purchasing obligations are as follows (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations	$168	$123	$44	—	—
Purchasing obligations	$19	$14	$5	—	—
Liability to BIRD Foundation	$327	327	$—	—	—
Convertible notes payable	—	—	$1,187	—	—
Warrants to noteholders	—	—	$1,453	—	—
Liability for commission to underwriters	173	173	$—	—	—

Our liability for severance pay for Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. After completing one full year of employment, our Israeli employees are entitled to one month's salary for each year of employment or a portion thereof. Our total liability at December 31, 2010 was $243,000 as compared to $204,000 at December 31, 2009. Timing of payment of this liability is dependent on timing of the departure of the employees.

In addition, we are required to pay royalties as percentages of the revenues derived from products incorporating know-how developed from research and development grants from the Office of the Chief Scientist. Royalty rates are 3.5% in 2004 and subsequent years.  Additionally, we received a grant from the BIRD Foundation. The grant partially funded a Phase I/IIa clinical trial in pancreatic cancer. In accordance with the terms of the agreement between us and the BIRD Foundation, we will have to repay the grant within twelve months of the successful completion of the project or can extend the repayment to five years or more, thereby accruing interest on the amount due. During the year ended December 31, 2010, the Company made significant progress with respect to development of BC-819 as a treatment for pancreatic cancer, and as a result, recorded a liability to the BIRD Foundation for repayment of the grant. In addition, we received from the Jerusalem Development Authority (JDA) a grant and anticipate an additional grant in the coming year. In accordance with the terms of the agreement between us and the JDA, we are obligated to pay royalties at a rate of 4% of revenues from sales of the product developed, up to repayment of the full amount of the obligation. As of December 31, 2010, our contingent liability to the Office of the Chief Scientist in respect of grants received was approximately $2,263,000, our contingent liability to the BIRD Foundation in respect of funding received was approximately $327,000 and our contingent liability to the Jerusalem Development Authority in respect of grants received was approximately $35,000 as discussed in Note 9A, 9B and 9J in our financial statements.  If we do not generate revenues from products incorporating know-how developed within the framework of these programs, we will not be obligated to pay royalties.

We account for the warrants to noteholders as derivative instruments, requiring us to recognize them as either assets or liabilities in the balance sheet at their respective fair values. We carry the derivatives at fair value on the balance sheet and recognize any subsequent changes to fair value in earnings.

On November 14, 2005, we entered into a license agreement with Yissum, which was subsequently amended on November 22, 2005 and September 11, 2007, pursuant to which Yissum has granted to us an exclusive, worldwide license for the development, use, manufacturing and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with the H19 gene. On January 24, 2011, we amended our license amendment agreement with Yissum to encompass additional patents and patents applications investigated and developed under our research agreement with Yissum.

We have agreed to pay Yissum 5% of all “net sales” as royalties and to pay Yissum 10% of the income that we receive from granting sub-licenses to third parties up to revenues of $30,000,000 each year, and 6.5% of all additional income that we receive from granting sub-licenses to third parties. Our ability to generate such future revenues is subject to risks such as:

·•
Any prospective therapeutic products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process, and we may be unable to obtain regulatory approval for any of our prospective therapeutic products;

·•
If the pre-clinical and clinical studies that are required to be conducted by us to gain regulatory approval are delayed or unsuccessful, we may not be able to market our prospective therapeutic products;

·•	We have no experience in conducting and managing clinical trials;
·•
The difficulties of identifying and recruiting suitable patients for clinical studies may be exacerbated in the case of patients diagnosed with superficial bladder carcinoma, and further, the clinical results and data that we obtain from any clinical testing that we may conduct in the future may not be reliable, any of which factor may significantly compromise our ability to develop a drug utilizing a target gene for the treatment of superficial bladder carcinoma;

·•
We may not commence additional clinical testing for any of our prospective therapeutic products and the commercial value of any clinical study that we may commence and conduct in the future will significantly depend upon our choice of indication and our selection of a patient population for our clinical study of an indication, and our inability to commence clinical testing or our choice of clinical strategy may significantly compromise our business prospects;

·•	Our inability to address the chemistry, manufacturing and control concerns of regulatory bodies would significantly compromise our business prospects;
·•
If we, or if our service providers or any third party manufacturers, fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could adversely affect our ability to market and sell our prospective therapeutic products;

·•	If we do not comply with laws regulating the protection of the environment and health and human safety, our business prospects could be adversely affected;
·•
The pharmaceutical and biotechnology market is highly competitive. If we are unable to compete effectively with existing products, new treatment methods and new technologies, we may be unable to commercialize any therapeutic products that we may develop in the future;

·•
Even if we receive regulatory approval to market our prospective therapeutic products, the market may not be receptive to our prospective therapeutic products upon their commercial introduction which will prevent us from becoming profitable; and

·•
Any therapeutic products that we may develop may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, thereby adversely affecting the profitability of our business.

As such royalties are sales revenue-based, such royalties can not be estimated at this time as any prospective therapeutic products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process, and we may be unable to obtain regulatory approval for any of our prospective therapeutic products or we may be unable to compete effectively with existing products, new treatment methods and new technologies, and so be unable to commercialize any therapeutic products that we may develop in the future.

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

Quantitative and Qualitative Disclosures About Market Risk

Currency Risk.   Most of our expenses are denominated in U.S. dollars; however, we have expenses that are denominated in New Israeli Shekels, or NIS. We expect the same relative level of NIS expenses to continue in the near future. The value of the U.S. dollar as of December 31, 2010, compared to its value as of December 31, 2009, weakened against the value of NIS by 5.99%. The value of the U.S. dollar as of December 31, 2009, compared to its value as of December 31, 2008, weakened against the value of NIS by 0.71%. The value of the U.S. dollar as of December 31, 2008, compared to its value as of December 31, 2007, weakened against the value of NIS by 1.14%.  If the value of the U.S. dollar further weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations.

The following table summarizes information about the value of the U.S. dollar exchange rate fluctuation:

	Net Loss For the Year Ending December 31, 2010	Net Loss For the Year Ending December 31, 2009	Net Assets As Of December 31, 2010	Net Assets As Of December 31, 2009
	U.S. Dollars in Thousands
As stated in the Statements of Operations	$2,176	$6,803	$6,112	$1,565
Reduction of 5% in the value of the U.S. dollar	2,032	6,689	5,864	1,514
Increase of 5% in the value of the U.S. dollar	$2,324	$6,908	$6,359	$1,621

Other Market Risk.   As of December 31, 2010 and as of December 31, 2009 and as of December 31, 2008, our excess cash was primarily held in bank deposits. As of December 31, 2007, almost all of our excess cash was invested in investment securities, mostly consisting of investments in government and corporate debt instruments, marketable securities and corporate bonds with maturities under one year, are classified as trading, and were reported at fair market value, with unrealized gains and losses, net of tax, recorded in the statement of operations.

Critical Accounting Policies and Significant Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2010 and 2009, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to our share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $395,000 and $240,000 for the year ending December 31, 2010 and 2009, respectively, and $2,036,000 for the development stage period (cumulative from inception to December 31, 2010).

The parameter used in the 2004 – 2005 valuation for valuing options for employees was the price of the share on grant date as described above. The parameters used in the valuation of grants in 2006 – 2010 were based on the Black-Scholes-Merton model for valuing options for employees:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.37%	$0.10
2009	0.8	10 years	4.96%	$0.63
2010	0.9	7-10 years	4.97%	$0.88

The fair value of options granted to non-employees has been computed and accounted for in accordance with

ASC subtopic 505-50 and 718-10. The fair value of options granted to non-employees has been measured according to the Black-Scholes-Merton option-pricing model. To the extent that there are non-employee options for which a measurement date was not yet reached, the stock option compensation is revalued at the end of each reporting period.

Share-based payment expense has not been recorded in the statement of operations with respect to the award of an additional 150,000 contingent options that are milestone based, and at this point are not expected to vest.

Accounting for Income Taxes

We are taxed under the laws of the United States. We were registered as a tax-reporting company in Israel and will be taxed in accordance with the Treaty to Prevent Double Taxation between Israel and the USA. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have almost fully offset our net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by our management in establishing the valuation allowance.

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

Item 8. Financial Statements and Supplementary Data;

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements As of and for the Years Ended December 31, 2010 and 2009 And for the Development Stage Period

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioCancell Therapeutics Inc. (Development Stage Company):

We have audited the accompanying consolidated balance sheets of BioCancell Therapeutics, Inc. (development stage company) and subsidiary (collectively, "the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2010, and for the cumulative period from October 1, 2004 (inception of operations) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCancell Therapeutics, Inc. (development stage Company) and subsidiary as of December 31, 2010 and 2009, and the results of their operations, and their cash flows for each of the years in the two-year period ended December 31, 2010, and for the cumulative period from October 1, 2004 (inception of operations) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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
March 14, 2011

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Financial Statements as of December 31, 2010

Table of contents

Page
Consolidated Balance Sheets	36-37
Consolidated Statements of Operations	38
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss	39-42
Consolidated Statements of Cash Flows	43-45
Notes to the Consolidated Financial Statements	46-83

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets

		December 31,	December 31,
		2010	2009
	Note	U.S. dollars in thousands
Current assets
Cash and cash equivalents	3	$3,487	$624
Short - term deposits		1,993	-
Receivable from Chief Scientist and BIRD Foundation	9A,B	96	45
Deferred stock issuance costs		-	178
Prepaid expenses 1		88	228
Other current assets		39	88

Total current assets		5,703	1,163

Long-term assets
Deposits in respect of employee severance benefits	6	288	237
Other assets		33	59

Total long-term assets		321	296

Property and equipment, net	4	88	106

Total assets		$6,112	$1,565

1 The amounts recorded as of December 31, 2010 and 2009 include $0 and $28 thousand, respectively, to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets

			December 31,	December 31,
			2010	2009
	Note		U.S. dollars in thousands
Current liabilities
Accounts payable	5		$99	$239
Accrued expenses 1			319	298
Accrued vacation pay			67	80
Employees and related liabilities			141	66
Liability to BIRD Foundation	9	B	327	-
Liability for commission to underwriters	7,10	C	173	-

Total current liabilities			1,126	683

Long-term liabilities
Liability for employee severance benefits	6		243	204
Convertible notes payable	7,8,10	C	1,187	644
Warrants to noteholders	7,10	C	1,453	3,400

Total long-term liabilities			2,883	4,248

Contingent liabilities and commitments	9

Stockholders' equity (deficit)	10
Common stock, $0.01 par value per share (65,000,000 and 50,000,000 shares authorized, 26,361,083 and
16,356,550 shares issued and outstanding as of
December 31, 2010, and 2009, respectively)			264	164
Additional paid-in capital			24,243	16,692
Accumulated other comprehensive income			329	335
Accumulated deficit			(22,733)	(20,557)

Total stockholders' equity (deficit)			2,103	(3,366)

Total liabilities and stockholders' equity			$6,112	$1,565

1 The amounts recorded as of December 31, 2010 and 2009 include $23 thousand and $8 thousand, respectively, to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations

					Cumulative
					from October 1,
					2004 (inception)
			For the year ended December 31,		to December 31,
			2010	2009	2010
			U.S. dollars in thousands
	Note		(except share and per share data)
Research and development expenses			$2,207	$2,617	$13,476

Less: Chief Scientist, BIRD Foundation and
other grants	9A,B		(390)	(604)	(2,407)

Research and development expenses, net			1,817	2,013	11,069
General and administrative expenses1			1,955	1,457	8,248

Operating loss			3,772	3,470	19,317

Interest income, net			(21)	(3)	(34)
Gain from marketable securities, net			-	-	(6)
Interest on convertible notes and discount
amortization	7,8,10	C	543	341	1,033
Loss (gain) on revaluation of warrants	7,10	C	(2,070)	3,053	(670)
Gain on revaluation of liability for commission to underwriters			(104)	-	(104)
Other financing expenses (income) , net			56	(58)	(230)

Net loss			2,176	6,803	19,306

Basic and diluted net loss per share			$0.11	$0.44	$1.64

Weighted-average common shares used In computing basic and diluted net loss per share			20,338,863	15,453,126	11,782,684

1 The amounts recorded for the years ending December 31, 2010 and 2009 and for the cumulative period include $81 thousand, $3 thousand and $155 thousand to related parties, respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2010):

	Series A convertible preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Treasury stock	Accumulated other Comprehensive Income (Loss)	Accumulated deficit	Comprehensive loss	Total Stockholders' Equity (deficit)
		U.S. dollars in thousands (except share data)
Issuance of common stock to founders	-	-	4,282,500	43	-	-	-	(43)	-	-
Stock-based compensation to employees	-	-	-	-	44	-	-	-	-	44
Stock-based compensation to non-employees	-	-	-	-	41	-	-	-	-	41
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	(5)	-	(5)	(5)
Net loss	-	-	-	-	-	-	-	(300)	(300)	(300)

Comprehensive loss									(305)

Balance as of December 31, 2004	-	-	4,282,500	43	85	-	(5)	(343)		(220)

Issuance of Series A convertible preferred stock (at $0.83 per share)	2,854,532	28	-	-	1,795	-	-	-	-	1,823
Conversion of stockholder loans	-	-	360,955	4	296	-	-	-	-	300
Stock-based compensation to employees	-	-	-	-	193	-	-	-	-	193
Stock-based compensation to non-employees	-	-	-	-	148	-	-	-	-	148
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	21	-	21	21
Net loss	-	-	-	-	-	-	-	(834)	(834)	(834)

Comprehensive loss									(813)

Balance as of December 31, 2005	2,854,532	28	4,643,455	47	2,517	-	16	(1,177)		1,431

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2010) (cont’d):

	Series A convertible preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (Loss)	Accumulated deficit	Comprehensive loss	Total stockholders' Equity (deficit)
		U.S. dollars in thousands (except share data)
Issuance of Series A convertible preferred stock (at $0.83 per share)	397,057	4	-	-	291	-	-	-	-	295
Payments of debtors for shares	-	-	-	-	473	-	-	-	-	473
Conversion of stockholder loans	72,192	1	-	-	59	-	-	-	-	60
Conversion of series A convertible preferred stock to common stock	(3,323,781)	(33)	3,323,781	33	-	-	-	-	-	-
Issuance of common stock to public (net of approximately $1,035,000 of issuance costs) (at $1.23 per share)	-	-	3,200,000	32	2,786	-	-	-	-	2,818
Issuance of series 1 option warrants	-	-	-	-	772	-	-	-	-	772
Issuance of series 2 option warrants	-	-	-	-	1,028	-	-	-	-	1,028
Stock-based compensation to employees	-	-	-	-	698	-	-	-	-	698
Stock-based compensation to non-employees	-	-	-	-	473	-	-	-	-	473
Exercise of stock options and warrants	-	-	50,000	*	-	-	-	-	-	-
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	287	-	287	287
Net loss	-	-	-	-	-	-	-	(2,316)	(2,316)	(2,316)

Comprehensive loss									(2,029)

Balance as of December 31, 2006	-	-	11,217,236	112	9,097	-	303	(3,493)	-	6,019

* less than $1 thousand

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2010) (cont’d):
	Series A convertible preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (Loss)	Accumulated deficit	Comprehensive loss	Total stockholders' Equity (deficit)
		U.S. dollars in thousands (except share data)
Stock-based compensation to employees	-	-	-	-	44	-	-	-	-	44
Stock-based compensation to non-employees	-	-	-	-	78	-	-	-	-	78
Exercise of stock options and warrants	-	-	1,180,790	12	2	-	-	-	-	14
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	334	-	334	334
Net loss	-	-	-	-	-	-	-	(3,936)	(3,936)	(3,936)

Comprehensive loss									(3,605)

Balance as of December 31, 2007	-	-	12,398,026	124	9,221	-	637	(7,429)		2,553

Issuance of common stock to private investors (net of approximately $57,000 of issuance costs)	-	-	1,872,780	19	2,237	-	-	-	-	2,256
Repurchase and exercise of series 1 option warrants	-	-	1,812,756	18	4,923	(4,951)	-	-	-	(10)
Stock-based compensation to employees	-	-	-	-	29	-	-	-	-	29
Stock-based compensation to non-employees	-	-	-	-	11	-	-	-	-	11
Exercise of stock options and warrants	-	-	209,049	2	4	-	-	-	-	6
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	47	-	47	47
Net loss	-	-	-	-	-	-	-	(2,942)	(2,942)	(2,942)

Comprehensive loss									(2,895)

Balance as at December 31, 2008	-	-	16,292,611	163	16,425	(4,951)	684	(10,371)	-	1,950

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2010) (cont’d):
	Series A convertible preferred stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (Loss)	Accumulated deficit	Comprehensive loss	Total stockholders' Equity (deficit)
		U.S. dollars in thousands (except share data)
Issuance of common stock to consultant	-	-	63,939	1	55	-	-	-	-	56
Stock-based compensation to employees	-	-	-	-	139	-	-	-	-	139
Stock-based compensation to non-employees	-	-	-	-	73	-	-	-	-	73
Sale of treasury stock	-	-	-	-	-	4,951		(3,383)	-	1,568
Comprehensive loss:
Foreign currency translation reserve	-	-					(349)	-	(349)	(349)
Net loss	-	-	-	-	-	-	-	(6,803)	(6,803)	(6,803)
Comprehensive loss									(7,152)

Balance as at December 31, 2009	-	-	16,356,550	164	16,692	-	335	(20,557)		(3,366)

Issuance of common stock to private investors (net of
approximately $591,000 of issuance costs)	-	-	4,157,500	42	2,652	-	-	-	-	2,694
Issuance of common stock to public investors (net of
approximately $908,000 of issuance costs)	-	-	5,634,970	56	4,140	-	-	-	-	4,196
Stock-based compensation to employees	-	-	-	-	333	-	-	-	-	333
Stock-based compensation to non-employees	-	-	-	-	364	-	-	-	-	364
Exercise of stock options and warrants	-	-	212,063	2	62	-	-	-	-	64
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	(6)	-	(6)	(6)
Net loss	-	-	-	-	-	-	-	(2,176)	(2,176)	(2,176)
Comprehensive loss									(2,182)

Balance as at December 31, 2010	-	-	26,361,083	264	24,243	-	329	(22,733)		2,103

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			from October 1,
	For the year	For the year	2004 (inception)
	ended December 31,	ended December 31,	to December 31,
	2010	2009	2010
	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(2,176)	$(6,803)	$(19,306)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase in liability for employee severance benefits, net	25	57	219
Fair value adjustment of marketable securities	-	-	133
Depreciation	33	44	158
Stock-based payment compensation	395	240	2,036
Loss (gain) on revaluation of warrants	(2,070)	3,053	(670)
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	484	328	959
Gain on revaluation of liability for commission to underwriters	(104)	-	(104)
Changes in assets and liabilities:
Decrease (increase) in other current assets	52	(52)	(38)
Decrease (increase) in prepaid expenses	147	(114)	(60)
Decrease (increase) in Chief Scientist and BIRD foundation receivable	(45)	26	(24)
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Increase in severance pay deposits	(34)	(91)	(253)
Decrease (increase) in other assets	28	(14)	(25)
Increase (decrease) in accounts payable	(148)	(248)	79
Increase (decrease) in employees and related liabilities	71	26	157
Increase (decrease) in accrued vacation pay	(17)	16	30
Increase in liability to BIRD Foundation	311	-	311
Increase (decrease) in accrued expenses	(2)	55	251

Net cash used in operating activities	(3,050)	(3,477)	(18,060)

Cash flows from investing activities:

Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Investment in deposits	(1,895)	-	(1,895)
Sale of property and equipment	1	-	1
Acquisition of property and equipment	(11)	(19)	(223)

Net cash provided by (used in) investing activities	$(1,905)	$(19)	$135

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (cont’d)

	For the year ended December 31, 2010	For the year ended December 31, 2009	Cumulative from October 1, 2004 (inception) to December 31, 2010
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock (net of approximately $743 of issuance costs in 2010)	$7,646	$-	$18,019
Exercise of stock options and warrants	64	-	84
Payment of deferred stock issuance costs	-	(178)	(178)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series 1 option warrants	-	-	772
Issuance of Series 2 option warrants	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Purchase of treasury stock	-	-	(4,951)
Sale of Treasury stock	-	1,568	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	7,710	1,390	21,300

Effect of currency exchange rate on cash	108	(49)	112

Increase (decrease) in cash and cash equivalents	2,863	(2,155)	3,487
Cash and cash equivalents at beginning of period	624	2,779	-

Cash and cash equivalents at end of period	$3,487	$624	$3,487

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (cont’d)

	For the year ended December 31, 2010	For the year ended December 31, 2009	Cumulative from October 1, 2004 (inception) to December 31, 2010
	U.S. dollars in thousands
Conversion of stockholder loans	$-	$-	$360

Issuance of common stock to founders	-	-	43

Issuance of option warrants to underwriters	301	-	358

Exercise of stock options by Company consultants	-	-	1

Conversion of series A convertible preferred stock to common stock	-	-	33

Liability for commission to underwriters	$277	$-	$277

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drug-candidates for the treatment of various cancer types.  The leading drug-candidate developed by the Company has been successfully tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and a Phase I/IIa clinical trial.  The Company is now performing an advanced Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients and has just successfully completed a Phase I/IIa clinical trial on pancreatic cancer patients with BC-819. The Company is in the process of planning an advanced Phase IIb clinical trial on pancreatic cancer patients. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has not generated any revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until the end of September 2011, based on its current cash level. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”.

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

C.
The Company's research and development activities are carried out by its Subsidiary primarily through a laboratory research team at the Hebrew University in Jerusalem. The Hebrew University laboratory is managed by the Chief Scientist of the Company, who is a related party. All of the Company’s net assets are located in Israel.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

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

E.
The 2009 financial statements as previously presented by the Company in reports and SEC filings, have been modified to account for an immaterial error in the classification of deferred stock issuance costs as an operating activity as opposed to a financing activity in the Consolidated Statements of Cash Flows.

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
The Company also files Hebrew language, New Israel Shekel-based financial statements, prepared in accordance with International Financial Reporting Standards (IFRS), with the TASE.

B.	Development stage enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operations.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Reporting Principles and Accounting Policies (cont'd)

C.	Translation into U.S. dollars

The financial records of the Parent and its Subsidiary are maintained in New Israel Shekels, which is the functional currency of the Company.  These financial statements have been prepared using the U.S. dollar as the reporting currency.

All assets and liabilities are translated at year-end exchange rates. Items in the statement of stockholders’ equity (deficit) are translated at historical rates. Statement of operations items are translated at the applicable rate on the day of the transaction. The adjustment resulting from translating the financial statements are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity (deficit).

The following table summarizes the representative rate of exchange of the U.S. dollar to the New Israel Shekel (NIS):

		Average rate of
	Rate at	exchange
	December 31	during the year
	NIS	NIS
2010	3.549	3.732
2009	3.775	3.932

The average rate of exchange during the development stage period (from inception through December 31, 2010) was NIS 4.065 to $1.

The translated figures should not be construed to represent actual amounts in, or convertible into, U.S. dollars.

D.	Transactions in foreign currency

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
Significant items subject to such estimates and assumptions include the valuation of derivative instruments, deferred tax assets, convertible notes payable, liability for commission to underwriters and stock options.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Reporting Principles and Accounting Policies (cont'd)

F.	Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits with an original maturity of up to three months, to be cash equivalents.

G.	Marketable securities

Historically, all of the Company's investment securities, primarily consisting of investments in government and corporate bond, mutual funds and convertible bonds, have been classified as trading securities, and are reported at fair market value, with unrealized gains and losses, net of tax, recorded in the statement of operations. As of December 31, 2010 and 2009, all funds of the Company are held in cash and cash equivalents and short - term deposits.

H.            Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company carries its derivatives at fair value on the balance sheet and recognizes any subsequent changes to fair value in earnings.

The Company issued derivative instruments in the form of warrants to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) as part of the financing described in Note 8 below. The warrants have been recorded as a liability, at fair value, and changes in the fair value of the instruments are included in the Statement of Operations under the caption “loss (gain) on revaluation of warrants”.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

 Note 2 - Reporting Principles and Accounting Policies (cont’d)

I.	Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation.

Improvements and enhancements are added to the cost of the assets whereas maintenance and repairs are charged to expenses as incurred.

Depreciation is calculated by the straight-line method on the basis of the estimated useful lives of the assets.

Annual depreciation rates are as follows:

%
Furniture	6
Electronic equipment	15
Computers	33

J.	Research and development expenses, net

Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs.

Research and development costs are presented net of grants received from the Office of the Chief Scientist (OCS) in Israel, the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) and the Jerusalem Development Authority in support of the Company’s research and development activities. (see Note 9A, B and J).

K. Stock-based compensation

The Company records stock-based compensation as an expense in the statement of operations. The cost of stock-based compensation awards is measured at their grant date fair value. Fair value is determined using the Black-Scholes-Merton option pricing model. Expense is recognized over the vesting period, generally 3-4 years. The Company issues new shares upon share option exercises.

L. Segment and geographic information

The Company's business is currently comprised of one geographic and operating segment, focused on the discovery, development and commercialization of novel therapies for treating cancer-related diseases. The Company's development and administration operations are maintained in Israel. The Company’s chief operating decision maker uses measurements aggregated at the entity-wide level to manage the business. All of the Company’s net assets are located in Israel.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Reporting Principles and Accounting Policies (cont’d)

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

In the calculation of the net loss per share for the cumulative period from inception, the share splits of November 2005 (1:30) and of July 2006 (1:2.855) were accounted for retroactively as if they occurred at the beginning of the first period presented.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Reporting Principles and Accounting Policies (cont’d)

N.	Net loss per share (cont’d)

The following table summarizes the securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future and were not included in the computation of basic and diluted EPS because doing so would have been antidilutive for the periods presented:
			Cumulative
			from October 1,
			2004 (inception)
	For the year ended December 31		to December 31,
	2010	2009	2010
Series 2 Warrants	-	2,500,000	-
Series 3 Warrants	2,817,485	-	2,817,485
Series 4 Warrants	2,817,485	-	2,817,485
Warrants to underwriter	612,974	300,000	612,974
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible
notes payable	979,790	597,095	979,790
Warrants to private investors	10,438,283	5,898,088	10,438,283
Stock options to employees,
Directors and consultants under
Stock Option Plans	2,271,176	2,521,989	2,271,176

	24,015,405	15,895,384	24,015,405

O.	Impairment of long-lived assets

The Company evaluates long-lived assets whenever events or changes in circumstances indicate carrying amount may not be recoverable. The Company evaluates the realizability of its long-lived assets based on cash flow expectations for the related assets. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceed its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any write-downs are treated as permanent reductions in the carrying amount of the assets

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Reporting Principles and Accounting Policies (cont’d)

P.	Fair value measurements

The Company follows the provisions included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC subtopic 820 (Statement 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC subtopic 820 (Statement 157) also establishes a framework for measuring fair value and expands disclosures about fair value measurements (see Note 7).

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

Q.	Liability for commission to underwriters

The liability to the underwriters is recorded at fair-value measurement at each reporting period, with changes in fair value recorded against the P&L.

Note 3 - Cash and Cash Equivalents

	December 31,	December 31,
	2010	2009
	U.S. dollars in thousands
In US dollars:
Cash	$233	$142
Cash equivalents	600	100
In New Israeli Shekels:
Cash	427	278
Cash equivalents	2,227	104
In Euro	-*	-*

	$3,487	$624

 *           Less than $1 thousand

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 4 - Property and Equipment, Net

	December 31,	December 31,
	2010	2009
	U.S. dollars in thousands
Cost

Furniture	$22	$22
Electronic equipment	128	118
Computers	110	96

Total	260	236

Accumulated depreciation	172	130

Net book value	$88	$106

Note 5 - Accounts Payable

	December 31,	December 31,
	2010	2009
	U.S. dollars in thousands
Suppliers	$90	$232
Credit card payable	9	7

	$99	$239

Note 6 - Deposits and Liability for Employee Severance Benefits

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, based on the latest monthly salary multiplied by the number of years of employment as of the balance sheet date. This liability of the Company is partially covered by payments of premiums to insurance companies under approved plans and by a provision in these financial statements. The deposits in respect of employee severance benefits as stated in the balance sheets as of December 31, 2010 and 2009 represent contributions to manager’s insurance policies and a central fund and are stated at current cash redemption values.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

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

In accordance with ASC 820-10, the Company’s cash equivalents and short-term deposits are classified within Level 1. This is because the cash equivalents and the short-term deposits are valued using quoted active market prices.

The Company’s warrants to noteholders are valued using the Binomial model. Prior to the second quarter of 2009, the Company’s warrants to noteholders were valued using the Black-Scholes-Merton model. Given the recent foreign currency fluctuation’s effect on the exercise price of the Warrants throughout the life of the Warrant, the Company’s assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black–Scholes-Merton model which only allows for one exercise date. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the implied volatility of the Series 3 Warrants. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available (see Note 10C).

In the fourth quarter of 2010, the Company’s assumptions have changed regarding the implied volatility of the Company’s warrants and are calculated as the latent volatility of the Series 3 Warrants. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows.

The Company recorded financing gain of approximately $2.07 million and financing losses of $3.053 million for the years ended December 31, 2010 and 2009, respectively, and a loss of $670 thousand for the development stage period, resulting from revaluation of warrants to noteholders, which has been recorded in the statements of operations.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 7 - Fair Value Measurements (cont’d)

1.	Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
		Quoted
		Prices
		in Active	Significant
		Markets for Identical	Other Observable	Significant Unobservable
	December 31, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description	U.S. dollars in thousands
Cash equivalents	$2,827	$2,827	$-	$-
Short - term deposits	$1,993	$1,993	$-	$-
				-
Total Assets	$4,820	$4,820	$-	$-

Warrants to noteholders	$1,453	$-	$-	$1,453
Liability for commission to underwriters	$173			$173
Total Liabilities	$1,626	$-	$-	$1,626

			Fair value measurement at reporting date using
			Quoted
			Prices
			in Active	Significant
			Markets for Identical	Other Observable	Significant Unobservable
		December 31, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description		U.S. dollars in thousands

Cash equivalents	ִ	$204	$204	$-	$-

Total Assets		$204	$204	$-	$-
Warrants to noteholders	ִ	$3,400	$-	$-	$3,400

Total Liabilities		$3,400	$-	$-	$3,400

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 7 - Fair Value Measurements (cont’d)

2.	The assumptions used in the fair value calculation for the Warrants and Convertible Notes Payable were as follows:

		As of	As of
	As of July 30,	December 31,	December 31,
	2008	2009	2010
Market price of underlying stock	2.08 NIS	2.435 NIS	2.441 NIS
Exercise price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for
the debt feature of the Convertible Notes Payable	5.04%	2.68%	0.48%
Continuously compounded risk-free interest rate for
Warrants	5.33%	2.68%	0.84%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Notes Payable	4 years	2.58 years	1.58 years
Time in years until the expiration of the Warrant	5 years	3.58 years	2.58 years

Implied volatility for the underlying stock	55%	145.48-148.52%	55.79%

3.	The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2010:

a.	Warrants to noteholders:

Level 3
U.S. dollars
in thousands
Balance at December 31, 2008	$79
Loss from revaluation of warrants to shareholders,
included in the statement of operations for the
year ended December 31, 2009	3,053
Adjustment for foreign currency translation
differences	268

Balance at December 31, 2009	3,400
Gain from revaluation of warrants to shareholders,
included in the statement of operations for the
year ended December 31, 2010	(2,070)
Adjustment for foreign currency translation
differences	123

Balance at December 31, 2010	$1,453

b.	Liability for commission to underwriters

Level 3
U.S. dollars
in thousands

Balance at December 31, 2009	$-
Initial valuation of liability for commission to underwriters	277
Gain on revaluation of liability for commission to underwriters	(104)

Balance at December 31, 2010	$173

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 7 - Fair Value Measurements (cont’d)

                          c. Convertible notes payable.

The Company has outstanding convertible notes payable, of which the fair values have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
U.S. dollars in thousands
Convertible notes payable	$1,187	$3,617	$644	$3,483

The difference between the carrying amounts as compared to the fair value of the convertible notes payable represents the unamortized portion of the beneficial conversion feature of the convertible notes payable.

Note 8 – Convertible Notes Payable

In July 2008, the Company carried out private placements with institutional investors (the “Investors”), whereby 3 investors received an aggregate amount of 1) 1,222,780 shares of common stock (at a price of 59.7 cents per share) (the “Common Shares”), 2) non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of up to 5,058,002 common shares (at a conversion  price of 71.6 cents per share) and 3) non-registered warrants (the “Warrants”) to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) exercisable for 5 years. The Company's gross proceeds from the private placements were approximately $3.650 million (NIS 12.662 million). As long as they are not converted, the Convertible Notes Payable bear dollar - linked interest of 10% per annum, to be added to the principal (and considered as part of the principal for the purposes of conversion) for the first nine quarters and paid quarterly thereafter, for the remaining seven quarters.

The Convertible Notes Payable were classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable is accrued to the value of the instrument, as the period for cash payment of interest, as described above, has not yet commenced. Payment for the interest will begin in 2011.

U.S. dollars in
Movement during the period:	thousands
Balance at December 31, 2009	$644
Accrued interest	299
Amortization of discount for the period ended December 31, 2010	244

Balance of Convertible Notes Payable at December 31, 2010	$1,187

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Contingent Liabilities and Commitments

A.	Liabilities for the payment of royalties to the Chief Scientist

The Company finances part of its research and development activities through grants received from the Office of the Chief Scientist (OCS) in Israel.  In consideration for the OCS grants, the Company is obligated to pay royalties at a rate between 3% and 5% of revenues from sales of the product developed with the aid of the OCS, up to repayment of the full amount of the obligation. The grants are linked to the exchange rate of the U.S. dollar and bear an agreed-upon interest rate.

Through December 31, 2010 the Subsidiary received from the OCS $2,263,000.

The financial statements do not include a liability for these grants due to the uncertainty of successful product development. The Company at the present time believes that there is a lower than 50% likelihood of it being realized.

In June 2010, the Subsidiary received from the OCS approval of the new grants applied for in November 2009 for two additional research and development programs with a budget of $1,465 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $732 thousand. For the period ended December 31, 2010, the Subsidiary received from the Chief Scientist a total of $319 thousand (NIS 1,130 thousand). The Company has recorded income receivable of $96 thousand that is recorded in receivable from Chief Scientist and BIRD Foundation, and as a reduction to research and development expenses.

In May 2010, the Subsidiary applied to the OCS for two additional research and development program grants with a total budget of $845 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $479 thousand. As the Company has not yet received approval for the grants, no receivable has been recorded as of December 31, 2010 in respect of this program. (See Note 14).

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Contingent Liabilities and Commitments (cont’d)

B.	Liabilities for the payment of grant to the Israel-US Binational Industrial Research and Development Fund (BIRD)

In December 2007, the Subsidiary and the Virginia Biosciences Commercialization Center (VBCC), received approval for a grant from the Israel-US Binational Industrial Research and Development Fund (BIRD). The grant was intended to partially fund a Phase I/IIa clinical trial in pancreatic cancer at the University of Maryland and medical centers in Israel. The grant is the lesser of up to an amount of $950,000 or 50% of the predicted expenses of the project.

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
The terms of the agreement call for the evaluation of the status of the project within 30 months of May 1, 2008.

During the year ended December 31, 2010, the Company made significant progress with respect to development of BC-819 as a treatment for pancreatic cancer, and as a result, recorded a liability to the BIRD Foundation for repayment of the grant.

C.	Licensing agreement

The Company's research and development activities are based on an exclusive license given to the Company to use technology protected by patent and/or applications filed for registration of patents. These patents were developed by one of the Company's founders, and were originally the property of Yissum, which was a related party of the Company.  According to the amended licensing agreement signed between Yissum, the Company and the Subsidiary in September 2007 ("the licensing agreement"), the Subsidiary was granted rights for exclusive use of the said patents. Under this amended agreement, the Company undertook to pay royalties to Yissum, at the following rates:

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Contingent Liabilities and Commitments (cont’d)

C.	Licensing agreement (cont’d)

The licensing agreement will expire on a country-by-country basis, when the patent expires in that country, or if no patent is registered in that country, in the 9th year from the date of the first commercial sale (as defined in the licensing agreement) in that country. However, the Company is permitted to extend the licensing agreement for an additional period in each and every country, by continuing to pay royalties on the revenues from that country.  It was also agreed that if the agreement covering each country expires, as aforesaid, the Company will have a license for that country, which is not subject to its obligations pursuant to the licensing agreement, and which has no time limit. The financial statements do not include a liability for these royalties.

D.	Research and development agreement

The Company's research and development activities are carried out by the Subsidiary primarily through a laboratory research team in the Hebrew University of Jerusalem (the “University”) through its technology transfer company, Yissum. The laboratory is managed by a related party of the Company. The research is conducted under an agreement whereby the Company is obligated to pay NIS 100 thousand ($28 thousand) plus VAT per quarter on a quarterly basis, for this research service. The original agreement was for a two - year period and as of the date of these financial statements, the agreement has been extended until June 30, 2011.

The Company can terminate the agreement upon 90 days prior notice. If the agreement is terminated prior to the end of the research period, the Company shall immediately pay Yissum for the research actually performed and for personnel obligations of Yissum made before the receipt of such written notice or which arise as a result of the termination.

As of December 31, 2010, and 2009 the Company has recorded a prepaid expense of approximately NIS 202 thousand ($57 thousand), and NIS 268 thousand ($71 thousand) in respect of this agreement, respectively.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Contingent Liabilities and Commitments (cont’d)

E.	Indemnification agreements (cont’d)

Additionally, upon the commencement of any clinical trial, the Company is obligated to procure and maintain comprehensive clinical trial liability insurance in amounts commensurate with accepted commercial practice. All required insurance will be at the Company’s sole cost and expense. The Company acquired a clinical trial insurance policy providing Yissum as an additional named insuree. The Company is obligated to obtain comprehensive general liability insurance which shall provide contractual liability coverage for the Company’s indemnification under its agreement with Yissum (See D above). As of December 31, 2010, the Company is in compliance with the terms of the agreement.

In July 2006, the Company approved the granting of letters of indemnification to directors and officers serving at that time and in the future. In this context, the Company committed that in addition to the terms of indemnification established in its Articles of Incorporation, it would indemnify each of the Directors and Officers for debts or expenses, as detailed in the letter of indemnification, borne on account of activities performed by virtue of their position as Directors and Officers of the Company or of another company, partnership, joint venture, etc. connected directly or indirectly with one or more of the events detailed in the letter of indemnification. See also indemnification in G below.

F.	Clinical Trial Agreements between the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”)

1.
Between November 2007 and December 2010, the Company signed clinical trial agreements with medical centers in Israel, and with BCG Oncology in the U.S., under which the Hospitals will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with superficial bladder cancer and subject to compliance with the requirements set forth in the agreement. In consideration of the Hospitals’ undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the Hospitals based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement.

2.
Between April 2009 and December 2010, the Company signed clinical trial agreements with medical centers in Israel under which the Hospitals will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with ovarian cancer and subject to compliance with the requirements set forth in the agreement. In consideration of the Hospitals’ undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the Hospitals based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Contingent Liabilities and Commitments (cont’d)

F.	Clinical Trial Agreements between the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”) (cont’d)

3.	Between May 2009 and December 2010, the Company signed clinical trial agreements with medical centers in Israel and in the USA.

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

The University and the Company committed to indemnify the Hospitals, the study staff, and the employees and/or officers and/or representatives of any of the parties listed above (“Beneficiaries”) from and against all claims, demands, causes of action and suits of whatsoever kind or nature based on damages claimed to have been caused as a result of the performance of the Study and/or any procedures prescribed in the Protocol and/or pertaining to the study (“Loss”) conditional to the following conditions: (i) the Loss was not caused as a result of negligence or misconduct of the Beneficiaries; and (ii) the Beneficiaries performed the study in accordance with the Protocol and the additional requirements set in the clinical trial agreement. The Company shall obtain and maintain at all times during the term of clinical trial agreement and thereafter for a period not less than the applicable statute of limitations, a comprehensive general liability insurance policy for reasonably cognizable claims arising from the activities to be undertaken pursuant to clinical trial agreement in the minimum amount of $3 million dollars per incident. As of December 31, 2010, the Company is in compliance with the terms of the agreement and is not aware of any need for such indemnification as discussed above.

H.	Operating leases

1.	Vehicles

The Company has lease agreements for 9 vehicles for 36 months each. As required by the agreements, the Company deposited a security deposit to ensure the fulfillment of its contractual commitment. At December 31, 2010, the balance of the deposit was approximately $23 thousand (NIS 85 thousand) and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.

The minimum annual payments in connection with the agreement are as follows:

U.S. dollars
in thousands
2011	$78
2012	$27

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Contingent Liabilities and Commitments (cont’d)

H.	Operating leases (cont’d)

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

The following table summarizes the Company’s rent expense for the periods presented:

	Year ended December 31,	Year ended December 31,	Cumulative from inception to December 31,
	2010	2009	2010
	U.S. dollars in thousands
Rent expense	$50	$48	$229

The minimum future annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2011	$39

I.	Consulting Agreements

As of July 2008, the Company entered into an agreement with Tikcro Technologies Ltd., whereby in exchange for consultancy services provided by it, the Company will pay Tikcro Technologies Ltd. an annual amount of $30 thousand, 63,939 common shares and reimbursement of expenses. The Company recorded in the first year of the agreement a provision in the amount of $40 thousand in connection with the abovementioned shares as they had not been issued. The Company believes that it did not receive the consultancy services as provided for in the agreement for that year. Therefore, the Board of Directors of the Company, with the advice of its legal advisor, decided to cancel the provision. As of the date of these financial statements, the Company has not paid these fees and the companies are in discussions regarding the consulting fee.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Contingent Liabilities and Commitments (cont’d)

J.	Liabilities for the payment of royalties to the Jerusalem Development Authority (JDA)

In November 2009, the Company received from the JDA a grant of $35 thousand. In accordance with the terms of the agreement between the Company and the JDA, the Company is obligated to pay royalties at a rate of 4% of revenues from sales of the product developed, up to an amount equal to the grants received. The grant is linked to the Israeli Consumer Price Index.

The financial statements do not include a liability for these grants due to the uncertainty of successful product development.

K.
Pursuant to an agreement signed with the Company's CEO, he is entitled to receive a bonus at such time as the Company shall raise an aggregate amount of $10 million between January 30, 2010 and the termination of his employment with the Company, in any form, except for loans from financial institutions and grants under the auspices of the Israeli Ministry of Industry, Trade and Labor, such as Chief Scientist grants and bi-national funds. The amount of the bonus will be $100,000, subject to a deduction of a pro-rata portion based on the funds raised provided by investors from which the Company has received funds or assets prior to January 30, 2010. As of December 31, 2010, the Company has recorded a short-term liability of $84 thousand (approximately NIS 300 thousand) in respect of this agreement.

Note 10 - Stockholders' Equity

A.	Stock splits

1.           In November 2005, the Company's board of directors approved a 1:30 split of the Company's stock. Therefore, the number of authorized and issued shares of the Company increased from 100,000 to 3,000,000.  At the same time, the Company's board of directors approved a further increase in the number of authorized shares to 6,137,609, comprised of 5,000,000 shares of common stock, $0.01 par value and 1,137,609 shares of Series A convertible preferred stock par value of $0.01. The stock split was recorded retroactively from inception.

2.           In July 2006, the Company’s board of directors approved a 1:2.855 split of the Company’s stock. The stock split was recorded retroactively from inception.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 - Stockholders' Equity (cont’d)

B.	Composition

	As of December 31, 2010		As of December 31, 2009
	Number of shares
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock, $0.01 par value each	65,000,000	26,361,083	50,000,000	16,356,550

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 - Stockholders' Equity (cont’d)

C.	Common Stock (cont’d)

4.	In August 2006, the Company filed a prospectus for an initial public offering on the TASE offering to the public the following securities:

a.	Common stock - 3,200,000 quoted shares, $0.01 par value each.

b.	Series (1) Warrants – 2,500,000 quoted option warrants that were exercisable into 2,500,000 common shares until August 18, 2008, $0.01 par value, at an exercise price of $2.12 each. (See 10D below).

c.
Series (2) Warrants – 2,500,000 quoted option warrants that were exercisable into 2,500,000 common shares until August 11, 2010, $0.01 par value, at an exercise price of $2.65 each. These warrants expired during 2010.

d.	The marketable securities were offered to the public in 100,000 units that were composed of 32 ordinary shares, 25 Series (1) Warrants and 25 Series (2) Warrants, at a price of $55.89 per unit.

The offering was consummated on August 14, 2006 upon the issuance of 3,200,000 shares of Common Stock, 2,500,000 Series 1 Warrants and 2,500,000 Series 2 Warrants. The gross proceeds received by the Company totaled $5,653,000. The expenses incurred in connection with the public offering totaled $1,035,000, of which $358 thousand was due to warrants granted to underwriters. The net proceeds of the offering was allocated between stock and warrants based on their relative fair values.

5.
In conjunction with the Company’s initial public offering on the TASE, the 3,323,781 of Series A convertible preferred shares were converted into shares of common stock, $0.01 par value, on a 1:1 basis. The conversion was completed on August 14, 2006.

6.
In May 2008, the Company executed a private placement allocation of 650,000 common shares to Clal Biotechnology Industries Ltd. (“CBI”) at a price of NIS 3.52 per share, the average closing price of the Company’s shares on the TASE over the thirty trading days preceding the Company’s Finance Committee recommendation to approve the transaction. The gross proceeds of the allocation of $653 thousand, less $16 thousand in allocated expenses, was credited to additional paid-in capital upon the allocation of Company shares to CBI.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 - Stockholders' Equity (cont’d)

C.	Common Stock (cont’d)

7.
In July 2008, the Company carried out private placements with institutional investors (the “Investors”), whereby 3 investors received an aggregate amount of 1) 1,222,780 shares of common stock (at a price of 59.7 cents per share) (the “Common Shares”), 2) non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of up to 5,058,002 common shares (at a conversion  price of 71.6 cents per share) and 3) non-registered warrants (the “Warrants”) to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) exercisable for 5 years. The Company's gross proceeds from the private placements were $3,650,000 (NIS 12,662,000). As long as they are not converted, the Convertible Notes Payable bear dollar - linked interest of 10% per annum, to be added to the principal (and considered as part of the principal for the purposes of conversion) for the first nine quarters and paid quarterly thereafter, for the remaining seven quarters.

The Convertible Notes Payable are convertible, in whole or in part at the option of the holder at any time prior to July 31, 2012, into a number of shares of the Company’s common stock equal to the principal amount of the notes payable, including capitalized interest accrued between July 31, 2008 and October 31, 2010, at a price of 71.6 cents per share.  The conversion price and terms of the Convertible Notes Payable are subject to certain adjustments.  The Convertible Notes Payable mature, and any principal amount thereunder not converted into shares of common stock becomes due and payable, on July 31, 2012. The Warrants are exercisable at any time prior to July 29, 2013 for a per share exercise price of 71.6 cents.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 - Stockholders' Equity (cont’d)

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

The Convertible Notes Payable were classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable is accrued to the value of the instrument. During 2010, interest of approximately $299 thousand was accrued to the convertible notes payable.

The Warrants were recorded as a liability, as mentioned above, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. Changes in the fair value are included in the Statement of Operations. During 2010 the fair value of the Warrants decreased by $1,947,000, of which $2,070,000 is recorded in the statement of operations in revaluation of warrants income (the primary drivers of this change are described in a table further on in this note) and $123 thousand is included in other comprehensive loss representing foreign currency translation differences.

The difference between the effective conversion rate of the Convertible Notes Payable as compared to the fair market value of the Company's common stock on the date of issuance represents a beneficial conversion feature. Thus, the Company recorded an additional discount to the Convertible Notes Payable with a corresponding increase in additional paid-in capital of $1,372,000. The aforesaid discount relating to the beneficial conversion feature is amortized to interest expense, using the effective interest method, over the four year life of the Convertible Notes Payable from the date of issuance. As of December 31, 2010, approximately $312 thousand of such discount has been amortized since the issuance in July 2008.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 - Stockholders' Equity (cont’d)

C.	Common Stock (cont’d)

U.S. dollars
in thousands
Initial recording:
Gross proceeds	$3,650

Issuance of Common Stock	(12)
APIC resulting from issuance of Common stock	(262)
Discount resulting from the issuance of Warrants	(1,828)
Discount resulting from the Beneficial Conversion Feature	(1,372)

Balance of Convertible Notes Payable at July 30, 2008	$176

U.S. dollars
in thousands
Movement subsequent to issuance:
Initial valuation at July 30, 2008	$176
Accrued interest	118
Amortizations of discounts from closing through December 31, 2008	9
Balance of Convertible Notes Payable at December 31, 2008	303
Accrued interest	282
Amortizations of discounts for the year ended December 31, 2009	59
Balance of Convertible Notes Payable at December 31, 2009	644

Accrued interest	299
Amortizations of discounts for the year ended December 31, 2010	244

Balance of Convertible Notes Payable at December 31, 2010	$1,187

If the Convertible Notes Payable are not converted before July 31, 2012, the Company will need to pay a total of $3,621,000.

8.	During 2009 63,939 common shares were issued to Tikcro Technologies Ltd. for consultancy services. Shares in respect of 2010 have yet to be issued. See Note 10I.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 – Stockholders’ equity (cont’d)

C.	Common Stock (cont'd)

9.
During March 2010, the Company received an aggregate investment of NIS 12,265,000 (approximately $3.285 million) from a number of investors. In return, the Company allocated an aggregate amount of 4,157,500 shares, at a price per share of NIS 2.95 (approximately $0.78) and 4,157,500 non-registered warrants (the “Warrants”) to purchase 4,157,500 shares of common stock. The Warrants are exercisable at a price per share of NIS 4.25 (approximately $1.12) for four years. The net proceeds, after deducting the issuance costs of $591 thousand, were recorded in the additional paid in capital in exchange for the shares issued to the investors.

Additionally, the Company entered into an agreement with underwriters in connection with its private offering and issued 415,750 warrants (“Series 3/10”) that are exercisable into 415,750 common shares, $0.01 par value to the underwriters. The warrants can be exercised, either in part or in whole, for a period of four years at an exercise price of NIS 4.25 (approximately $1.12) each. As part of the agreement, the underwriters are entitled to receive a cash commission of 3% of the future proceeds of warrants exercised.
The Company recorded $226 thousand for the warrants in issuance costs as measured according to the Black-Scholes-Merton option-pricing model and an additional amount of $122 thousand was recorded as a liability for commission to underwriters.

10.	In November 2010, the Company filed a prospectus for a public offering on the TASE, offering to the public the following securities:

a.	Common stock – 5,634,970 quoted shares, $0.01 par value each.

b.
Series (3) Warrants – 2,817,485 quoted option warrants that are exercisable into 2,817,485 common shares until November 17, 2012, $0.01 par value, at an exercise price of NIS 3.69 (approximately $1.01) each.

c.
Series (4) Warrants – 2,817,485 quoted option warrants that are exercisable into 2,817,485 common shares until November 17, 2014, $0.01 par value, at an exercise price of NIS 4.43 (approximately $1.21) each.

d.
The marketable securities were offered to the public in 563,497 units that were composed of 10 ordinary shares, 5 Series (3) Warrants and 5 Series (4) Warrants, at a price of NIS 33 (approximately $9.03) per unit.

The offering was consummated on November 18, 2010 upon the issuance of 5,634,970 shares of Common Stock, 2,817,485 Series 3 Warrants and 2,817,485 Series 4 Warrants. The gross proceeds received by the Company totaled $5,104,000 (NIS 18,595 thousand). The expenses incurred in connection with the public offering totaled $908,000, of which $75 thousand was due to warrants granted to underwriters as discussed in section K below and an additional amount of $155 thousand was recorded as a liability for commission to underwriters. In addition the Company recorded a decrease in deferred stock issuance costs in an amount of $178 thousand to additional paid in capital.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 – Stockholders’ equity (cont’d)

D.	Treasury Stock

During August 2008, the Subsidiary purchased 1,812,756 Series 1 Warrants of the Company from a third party at a price of NIS 0.02 each. The Subsidiary exercised these warrants to common stock at a strike price of NIS 9.73 per share, paid to the Company by an equity investment by the Company in the Subsidiary. During the year ending December 31, 2009, the Company sold 1,812,756 shares of treasury stock, at an average price of NIS 3.38 (approximately $0.865) per share, and total proceeds of $1,568,000. Following the sale, the Company did not hold any shares of treasury stock. The difference between the total proceeds and the initial relative cost of the treasury stock in the amount of $3,383,000 was recorded as an increase to the accumulated deficit.

E.	Stock Option Plans

1.
The Company provides for direct grants of common stock, and common stock options to employees and non-employees through the 2004 Stock Option Plan (the 2004 Plan) and the 2007 Stock Option Plan (the 2007 Plan).

The Company’s stockholders approved the 2004 Plan in November 2004, following its adoption by the Company’s board of directors. Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock reserved and available for grant under the 2004 Plan was set at 2,024,003 upon its adoption. As of December 31, 2010, no options are available under the 2004 Plan.

In January 2007, the Company’s Board of Directors approved the 2007 Plan. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of Common stock reserved and available for grant under the 2007 Plan was set at 2,000,000 upon its adoption and was increased during 2010 by an additional 750,000. As of December 31, 2010, there are 852,250 options available under the 2007 Plan.

All options expire ten years after grant date and may be exercised following the employee’s termination by the Company for any reason other than cause, for a period of between 3-12 months. Vesting terms are not defined in the Plans but are determined by the Company’s board of directors at the time of the grant.

2.
The stock option plans were approved in accordance with Section 102 of the Israeli Income Tax Ordinance (for the Israeli employees) as a "capital track" plan, whereby the options will be deposited with a trustee for a period of at least two years when the options were granted.  The option recipients will pay tax deriving from the benefit at the time the shares are realized, but no expense related to them will be recognized for tax purposes by the Company.  The options to the consultants, which could not be recorded under Section 102 of the Israeli Income Tax Ordinance, will be taxed to their recipients as ordinary income, when the options are exercised, under Section 3(I) of the Israeli Income Tax Ordinance.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 – Stockholders' Equity (cont'd)

F.          Allotment of stock options to employees, directors and consultants of the Company and the Subsidiary as of December 31, 2010

The expenses recorded in the statement of operations on account of stock-based transactions were $395 thousand and $240 thousand for the years ending December 31, 2010 and 2009, respectively, and $2,036 thousand for the development stage period (cumulative from inception).

The options that were granted in 2004 were with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to the Company’s share price at the grant date, based on stock issuances that took place surrounding the grant date.

The assumptions used in the valuation of the options granted in 2006, 2008, 2009 and 2010, based on the Black–Scholes-Merton model, are as follows:

				Estimate value
		Expected		of the stock
		average term of		price on the
Year	Volatility	the option	Risk-free rate	grant date*
2006	0.6	3 years	4.07%-5.00%	$0.83-$1.45
2008	0.6	10 years	6.3705%	$0.10
2009	0.8	10 years	4.9553%	$0.63
2010	0.9	7-10 years	4.9737%	$0.88

*	The market price is fixed in New Israeli Shekel that are translated at exchange rate on date of grant.

The fair value of options granted to non-employees has been computed and accounted for in accordance with ASC subtopic 505-50 and 718-10, and was measured according to the Black-Scholes-Merton option-pricing model with the parameters discussed in the table below, and unvested options are revalued at the end of each reporting period.

Year	Volatility	Contractual term of the option	Share price as of December 31,	Risk-free rate
2008	0.6	10 years	NIS 0.405	6.3705%
2009	0.8	10 years	NIS 2.435	4.9553%
2010	0.9	10 years-7	NIS 2.441	4.9737%

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 – Stockholders' Equity (cont'd)

G.	Options outstanding

1.	The following table summarizes information about stock options outstanding as of December 31, 2010, except for milestone based options (see 3 below):

Options outstanding				Options exercisable
	Weighted				Weighted
	average				average
	remaining	Weighted			remaining	Weighted
	contractual	average	Aggregate		contractual	average	Aggregate
Number	term	exercise	intrinsic	Number	term	exercise	intrinsic
outstanding	(years)	price	value (in thousands)	outstanding	(years)	price	value (in thousands
149,888	4.00	$0.01		149,888	4.00	$0.01
78,426	5.55	$0.08		78,426	5.55	$0.08
890,112	7.92	$0.33		651,471	7.92	$0.33
180,000	7.92	$0.60		150,000	7.92	$0.60
724,000	8.92	$0.84		375,000	8.92	$0.84
80,000	9.17	$0.84		30,000	9.17	$0.84
168,750	9.17	$0.93		56,252	9.17	$0.93
2,271,176	8.03	$0.56	$459	1,491,037	7.72	$0.48	$321

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

			Remaining
	Number of		contractual
	options granted	Exercise price	term	Fair value
Consultants	424,148	$0.01-$0.33	4-7.92 years	$0.06-$1.18
Directors	328,750	$0.597-$0.93	7.92-9.17 years	$0.04-$0.88
Employees	1,518,278	$0.08-$0.84	5.42-8.92 years	$0.06-$1.60

Total	2,271,176

The stock options with exercise prices fixed in New Israeli Shekel are translated at year-end exchange rates.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 – Stockholders' Equity (cont'd)

G.	Options outstanding (cont'd)

2.           The following table summarizes the Company’s stock option activity during 2010:

		Weighted
	Number of	average exercise
	stock options	price
Balance outstanding at January 1, 2010	2,371,989	$0.49

Granted:
CEO	-	$-
Directors	248,750	$0.99
Employees	-	$-
Forfeited	(137,500)	$0.61
Expired	-	$-
Exercised	(212,063)	0.30

Balance outstanding at December 31, 2010	2,271,176	$0.56

During 2008, a director and consultants exercised 208 thousand options at an exercise price of $0.01 per share. During 2010, 212 thousand options were exercised at an exercise price between $0.01 and $0.597 per share. For the years ending December 31, 2010 and 2009, the Company received $64 thousand and $0 thousand, respectively from the exercise of options, and additional paid-in capital increased accordingly. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $105 thousand and $0 thousand.

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

The weighted average fair value of options granted for the years 2010, 2009 and cumulatively was $0.88, $0.51 and $0.43 per option, respectively.

3.	Performance based options

An additional grant of 150,000 options is subject to market and performance based conditions. No share-based payment expense has been recorded in the statement of operations with respect to this award of 150,000 contingent options due to the milestone not having been reached. These options will expire in April 2011.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 – Stockholders' Equity (cont'd)

G.	Options outstanding (cont'd)

4.          As of December 31, 2010, there was $153 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost  is expected to be recognized as follows (in thousands):

Year ending December 31	U.S. Dollars in thousands
2011	$113
2012	37
2013	3

$153

H.
On December 15, 2010 the Company has developed an option offering plan that includes 852,250 warrants for its employees, directors and consultants that are exercisable into 852,250 common shares, $0.01 par value. Of this amount, the board of directors approved 350,888 options, vesting over 16 calendar quarters from the date of board approval, to be allocated to twelve employees at an exercise price of NIS 2.85. As of December 31, 2010 the Company had not yet received approval from the TASE for this allocation and therefore the grant date was not authorized and no share-based payment expense has been recorded in the statement of operations. (See Note 14 below).

I.
On August 1, 2006, the Company signed an agreement with underwriters in connection with its IPO on the Tel Aviv Stock Exchange. Upon the signing of the agreement, the Company issued 300,000 warrants to the underwriters, par value $0.01. The warrants can be exercised, either in part or in whole, for a period of four years from the time that the closing price of the Company’s shares on the stock market for a period of 30 consecutive trading days shall be at least 130% of the price of the shares at the time of the offering, such that the exercise price of the warrants shall be 30% of the share price at the offering. These options expired on August 17, 2010.

Based on the Up & Call model, the fair value of each warrant that was granted is NIS 5.20 (approximately $1.19) and the total fair value of the warrants issued to the underwriters is $358 thousand. The parameters used in the valuation were the weekly volatility of 5.15% and a risk-free interest rate of 4%.

J.
As of July 2008, the Company entered into an agreement with Tikcro Technologies Ltd., whereby in exchange for consultancy services provided by it, the Company will pay Tikcro Technologies Ltd. an annual amount of $30 thousand and 63,939 common shares. During 2010, the Company began to receive these consultancy services. These services were valued in the amount of $48 thousand for the period ended December 31, 2010. The Company recorded as general and administrative expenses approximately $24 thousand for these services and approximately $24 thousand as an increase in the additional paid in capital.

K.
On March 28, 2010, the Company entered into an agreement with underwriters in connection with its private offering. Upon the agreement, the Company issued 415,750 warrants (series 3/10) to the underwriters, par value $0.01. The warrants  can be exercised, either in part or in  whole, for a period of four years at an exercise price of NIS 4.25 (approximately $1.12) each (See Note 10C above).

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 – Stockholders' Equity (cont'd)

L.
On October 28, 2010, the Company signed an agreement with underwriters in connection with its public offering on the Tel Aviv Stock Exchange. Upon the signing of the agreement, the Company issued 197,224 warrants (series 4) to the underwriters, par value $0.01. The warrants can be exercised, either in part or in whole, for a period of four years at an exercise price of NIS 4.43 (approximately $1.21) each. As part of the agreement the underwriters are entitled to receive a cash commission of 3% of the future proceeds of warrants exercised. (See Note 10C above).

M.	Dividend Distribution Policy

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

Note 11 - Taxes on Income

A.           Tax laws applicable to the Company

The Parent is subject to taxes under the laws of the United States and Israel. The Parent was registered as tax reporting company in Israel and will be taxed in accordance with the Treaty to Prevent Double Taxation between Israel and the US.
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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 11 - Taxes on Income (cont’d)

B.           Tax rates applicable to the Company

1.           The Parent
The federal tax rates applicable to the Parent, which is incorporated in the United States, are the (progressive) corporate tax rates of up to 34%, which is the main tax rate.

At December 31, 2010, the Parent had net operating loss (“NOL”) carryforwards in the US amounting to $2,445 thousand, which will expire beginning in 2024 to 2030. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company’s IPO and recent financing activities, may limit the Parent’s ability to utilize its NOL and credit carryforwards although the Parent has not yet determined to what extent.
Additionally, according to the Israeli tax authorities the Parent had net operating loss (“NOL”) carryforwards in the amount of NIS 7.5 million.

2.           The Subsidiary
The Subsidiary is taxed under the Israeli Income Tax Ordinance and Income Tax (Inflationary Adjustments) Laws - 1985 (the " Inflationary Adjustments Law").  Under the Inflationary Adjustments Law, the Subsidiary's results for tax purposes are measured after adjustment to changes in the Israeli CPI. On July 14, 2009, the Israeli Parliament (the Knesset) enacted an amendment to the Income Tax Ordinance (No. 147), the Law for Economic Efficiency, which stipulates, inter alia, that the corporate tax rate will be gradually reduced to the following tax rates: 2009 – 26%; 2010 – 25%; 2011 – 24%; 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015– 20% and 2016 and thereafter – 18%.  This amendment did not have a material effect on the financial position of the Company. At December 31, 2010, the Subsidiary had NOL carryforwards in Israel amounting to NIS 51.5 million (approximately $14 million) and capital loss carryforwards of NIS 12 million (approximately $3 million), which under the current tax law can be carried forward indefinitely.

The company selected 2009 as the "election year" in accordance with the Law for the Encouragement of Capital Investments -1959 (hereafter- the Encouragement Law). Income generated by a "Beneficiary Enterprise" will be exempt from tax for 10 years. The benefits are contingent upon compliance with the terms stated in the Encouragement Law, which includes the receipt of approval to be considered a technology company.  The company is in the process of obtaining such approval.

C.	The components of loss (income) before income taxes were:

			Amounts
			accumulated
			during
			development
	2010	2009	stage
	U.S. dollars in thousands
US	$(740)	$4,202	$3,553
Non-US	2,916	2,601	15,753

	$2,176	$6,803	$19,306

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 11 – Taxes on Income (cont'd)

D.	Income tax expense (benefit)

Income tax benefit attributable to income from continuing operations consists of the following:

	Current	Deferred	Total
U.S. dollars in thousands
Year ended December 31, 2010:	$-	$-	$-

Year ended December 31, 2009:	-	-	-

Amounts accumulated during development stage	$-	$-	$-

Income tax expense (benefit) for the years ended December 31, 2010 and 2009 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Years ended December 31
			Amounts
			Accumulated
			During
			Development
	2010	2009	Stage
	U.S. dollars in thousands
Loss before taxes on income	2,176	6,803	19,306
Tax rate	34%	34%	34%
Computed “expected” tax benefit	$(740)	$(2,313)	$(6,564)
Non-deductible stock-based compensation	116	86	625
Fair valuation adjustment of Warrants	(601)	1,053	(99)
Gain on revaluation of liability for commission to underwriters	(104)	-	(104)
Foreign tax rate differential	262	208	993
Other	2	2	16
Change in valuation allowance	1,065	964	5,133

Actual income tax expense (benefit)	$-	$-	$-

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 11 – Taxes on Income (cont'd)

            E. Deferred tax assets and liabilities

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows:

	Years ended December 31
	2010	2009
	U.S. dollars in thousands
Deferred tax assets:
Net operating and capital loss carryforwards	$4,045	$3,042
Deferred research & development charge	325	537
Liability for accrued vacation pay	12	15

Total gross deferred tax assets	4,382	3,594

Valuation allowance	(4,374)	(3,584)

Total net deferred tax assets	8	10

Deferred tax liabilities:
Asset for employee severance benefits, net	(8)	(10)

Total gross deferred tax liabilities	(8)	(10)

Net deferred tax asset	$-	$-

Because of the Company’s lack of earnings history, management believes that it is more likely than not that the Company will not realize the benefits of these deductible temporary differences. Accordingly, its deferred tax assets have been offset by valuation allowance at December 31, 2010 and 2009. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009, was an decrease of $790 thousand, $847 thousand, respectively, and $4,374 thousand for the development stage period.

F.	Accounting for uncertainty in income taxes

For the years ended December 31, 2010 and 2009 and for the development stage period, the Company did not have any unrecognized tax benefits and thus, no interest and penalties related to unrecognized tax benefits were recognized. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next 12 months.
The Parent and its Subsidiary file income tax returns in the U.S. federal jurisdictions and non-U.S. jurisdictions. The Parent’s U.S. federal income tax returns are open to examination by the Internal Revenue Service for the tax years beginning in 2004. The Subsidiary's Israeli income tax returns remain subject to examination by the Israeli income tax authorities for the tax years beginning in 2007.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 12 – Related Party Transactions

	Year ended December 31,	Year ended December 31,	Cumulative from inception to December 31,
	2010	2009	2010
	U.S. dollars in thousands
Business consulting fees paid to related companies	$81	$3	$155

A.	As of December 31, 2010, of the business consulting fees that was paid to related companies, $23 thousand is recorded in accrued expenses (See Note 9I).

B.
In May 2010, the Company purchased a Directors and Officers insurance policy for the Company, limited to a liability of five million dollars ($5,000,000) per claim and in aggregate during the term of the policy ($1,500,000 for US securities claims). The term of the policy is until May 21, 2011. The annual cost of the premium for the insurance policy is $19 thousand. Officers are not required to pay a deductible, while the deductible for the Company is $7.5 thousand throughout the world except for the USA and Canada, where the deductible for the Company is $50 thousand ($150 thousand for SEC-related claims).

C.	In July 2006, the Company approved the granting of letters of indemnification to directors and officers serving at that time and in the future (see Note 9E).

D.	As described in Note 9I, the Company entered into an agreement with Tikcro Technologies Ltd., an investor in the July 2008 private placement transaction, whereby it would receive consultancy services.

E.	On May 15, 2008, the Company executed a private placement allocation of 650,000 common shares to Clal Biotechnology Industries Ltd. (“CBI”) as described in Note 10C.

F.
On July 30, 2008, the Company carried out private placements with institutional investors (the “Investors”), whereby 3 investors received common stock, non-registered Convertible Notes Payable and Warrants as described in Note 10C.

G.
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

Note 13 - Financial Instruments and Risk Management

A.           Concentration of credit risk

Financial instruments that may subject the Company to significant concentrations of credit risk consist mainly of cash and cash equivalents and deposits in respect of employee severance benefits.
Cash, cash equivalents and short-term deposits are maintained with major financial institutions in Israel. Deposits in respect of employee severance benefits are maintained with major insurance companies and financial institutions in Israel.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 14 – Subsequent events

A.
In January 2011, the Subsidiary applied to the OCS for two additional research and development program grants with a total budget of NIS 18,661 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of NIS 10,000 thousand. The Company has not yet received approval for the grants.

B.	On March 6, 2011, the Company issued options to purchase 350,888 shares of common stock, to twelve employees and consultants, who are not affiliates of the Company.

Item 9A. Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of December 31, 2010, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

During the year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information.

N/A

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our current directors, executive officers and key employees and those of our subsidiary are identified in the table below.

Name	Age	Position
Uri Danon	44	Chief Executive Officer
Ira Weinstein	55	Chief Financial and Operating Officer
Abraham Hochberg (2)	72	Chief Scientific Officer and Director
Patricia Ohana	55	Vice President of Clinical Development
Doron Amit	36	Vice President of Business Development
Aviv Boim (2) (3)	43	Director
Hanoch Rappaport (1) (3)	44	Director
David Schlachet (1) (2)	65	Director
Orly Yarkoni (1) (3)	55	Director

(1)	Member of the Audit Committee
(2)	Member of the Executive Committee
(3)	Member of the Compensation Committee

Biographical Information Regarding Directors, Executive Officers and Key Employees as of the Date of this Report

Uri Danon
    Chief Executive Officer

In November 2009, Mr. Uri Danon began serving as our Chief Executive Officer. Mr. Danon served as our President between 2005 and 2006, and prior to that, was Chief Executive Officer of Atox Bio. He previously managed international projects for Teva Pharmaceutical Industries, Ltd., including the development of the drug Copaxone in a solution in pre-filled syringes (a drug with sales of over $3 billion per year), and was CEO of Epigenesis, Ltd., a cell therapy development company. He holds an MBA in Marketing from Bar Ilan University, and a B.Sc. in Industrial Engineering and Management from Tel Aviv University.

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
            On February 21, 2011, Mr. Weinstein notified us of his intention to resign his position, effective June 20, 2011.

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

Hanoch Rappaport
    Director

Mr. Rappaport has served as a director since November 2004. Mr. Rappaport serves as the Chief Financial Officer of the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. Mr. Rappaport also served as corporate credit officer at Bank Hapoalim and as Investment Manager at A. Heifetz & Co. Mr. Rappaport holds a B.A. in Economics and Political Science from Bar-Ilan University and an M.B.A. from the Tel Aviv International School of Management. Mr. Rappaport currently serves as a member of our Board of Directors and is an affiliate of the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. See “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions” below. Mr. Rappaport is qualified to serve on our Board of Directors by virtue of his finance knowledge and experience.

Orly Yarkoni
    External Director

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
    External Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

          Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that the Reporting Persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2010, with the following exceptions:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Orly Yarkoni	2	1	-
David Schlachet	2	1	-
Hanoch Rappaport	1	1	-
Doron Nevo	4	4	-
Aviv Boim	1	1	-
Tikcro Technologies, Ltd.	-	3	2
Clal Biotechnology Industries, Ltd.	1	1	-

CORPORATE GOVERNANCE

Our Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its stockholders. To that end, the Board of Directors has adopted corporate governance policies and practices in accordance with SEC rules, including the requirements of the Sarbanes-Oxley Act of 2002. Our Board of Directors and management intend to periodically review and update, as appropriate.

In addition, as a result of the listing of our securities on the TASE, we are subject to certain provisions of the Israeli Securities Law — 1968. Pursuant to Section 39A of the Israeli Securities Law, rules and regulations of the Israeli Companies Law — 1999 listed in the Fourth Schedule apply to issuers incorporated in jurisdictions outside Israel which offer securities to the public in Israel. Under Articles V, VI, VII, VIII, IX, XI and XII of our Amended and Restated Certificate of Incorporation, we are subject to such provisions of the Israeli Companies Law — 1999 and the Israeli Securities Regulations to the extent permitted by Delaware law.

Number of Directors; Election; Removal; Filling Vacancies;

Our Second Amended and Restated Bylaws provide that our Board of Directors shall consist of at least two, and no more than nine, members. Pursuant to an Irrevocable Voting Agreement, certain of our stockholders have agreed to vote their shares of our common stock in favor of nominees for election to our Board of Directors appointed by such stockholders. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Voting Agreements”.

The Board of Directors nominates for election at annual and/or special shareholder meetings individuals to serve as directors of the Company and may elect individuals to fill any vacancies on the Board.

Pursuant to Sections 95 and 121(c) of the Israeli Companies Law and Article VI of our Amended and Restated Certificate of Incorporation, we are subject to certain procedural and board composition requirements. A director that holds the office of Chairman of the Board of Directors may not also hold the office, or be granted the powers of, the Chief Executive Officer, unless authorized in accordance with Section 121(c) of the Israeli Companies Law. Section 121(c) provides that the stockholders at a general meeting of a public company may resolve that for a period of no more than three years the Chairman of the Board of Directors may be authorized to fulfill the duties of the Chief Executive Officer, provided that , in counting the votes at the meeting at least one of the following is true: (i) the majority must include at least two-thirds of the stockholders who are not holders of control in the corporation present at the vote and abstaining votes must not be taken into account in counting the votes of such stockholders; or (ii) the total of opposing votes from among the stockholders referenced in subsection (i) does not exceed 1% of all of the voting rights in the corporation.

Director Independence Under Israeli Law

Our common stock is listed on the TASE and trades under the symbol "BICL".  As a requirement of listing on the TASE and  pursuant to Sections 239 through 249A of the Israeli Companies Law, we must comply with certain director independence requirements. These requirements are addressed in Article VI of our Amended and Restated Certificate of Incorporation.

Our Board of Directors must at all times include at least two directors who are elected by stockholders where at least one of the following is true: (i) the majority of the votes represented at the stockholders’ meeting includes at least one-third of all of the votes of the stockholders who are not holders of control in the corporation and who participate in the voting (with abstentions not being included in the total votes of the foregoing stockholders); or (ii) the total of opposing votes from among the stockholders referenced in subsection (i) does not exceed 1% of all of the voting rights in the corporation. Directors elected in accordance with this provision are deemed to be “independent directors” (as long as certain other requirements are met, as described below).

For purposes of this provision, “control” is defined in the Israeli Companies Law as the ability to direct the activity of the corporation, and a person shall be presumed to control a corporation if he holds 50% or more of the means of control of the corporation such as the right to vote at a general meeting or a corresponding body of the corporation or the right to appoint directors or the general manager of the corporation. If at the time of the appointment of an independent director, all of the members of the board of directors are of one gender, the second independent director shall be of the other gender.

Any vacancy in the office of an independent director may be filled only by the stockholders and may not be filled by the remaining directors. If at any time there are fewer than two independent directors, Board of Directors must call a special stockholders’ meeting for the election of independent directors. An independent director may not be removed from office without cause. An independent director is required to be a resident of the State of Israel, provided that a public company, the shares of which have been offered to the public outside of Israel, or are listed on a stock exchange outside of Israel, may appoint an independent director who is not an Israeli resident.

An independent director must have professional qualifications or accounting and financial expertise, and at least one of the independent directors must have accounting and financial expertise.

No individual may be appointed as an independent director if, at the time of appointment or at any time during the preceding two years, he, his relative, partner, employer or a corporate body of which he is a controlling party had an interest in the corporation, in a person who was a controlling party of the corporation at the time of the appointment, or in another corporate body. For the purposes of this provision, (i) “interest” means an employment relationship, commercial or professional ties in general or control, as well as service as an officer, other than service as a director who was appointed as an independent director in a corporation that is due to offer shares to the public for the first time, and (ii) “other corporate body” means a corporate body in which the corporation or controlling member of it is a controlling member at the time of the appointment or during the two years before the time of appointment.

A director in a corporation cannot be appointed as an independent director in another corporation if at that time a director of the other corporation serves as an independent director of the first corporation. An independent director may not receive any compensation from the corporation, except as determined by applicable law and except for insurance coverage and indemnification by the corporation’s bylaws or as determined by other applicable law. An individual cannot be appointed as an independent director if he holds any other position or owns any business which might give rise to a conflict of interest with his role as a director, or if such circumstances might harm his ability to act as a director. An individual cannot be appointed as an independent director if he is a member of the Israel Securities Authority or an employee thereof, or if he is a member of the board of directors or an employee of an Israeli stock exchange.

A general meeting of our stockholders at which the appointment of an independent director is on the agenda may only be convened if the nominee has declared that he fulfills the conditions required for being appointed as an independent director.

Pursuant to these requirements, two independent directors, Orly Yarkoni and David Schlachet, serve on our Board of Directors. Other than through their current positions as independent directors on our Board of Directors, neither such director has had any employment relationship with us, has had any commercial or professional ties in general or through control or has served as one of our executive officers. We have no knowledge of the ownership by either director of any securities issued by us or owned by our wholly owned subsidiary, except for options to each of the directors to purchase 30,000 shares of our common stock, as approved by our Board of Directors and a general meeting of our stockholders.

In addition, our Amended & Restated Certificate of Incorporation requires that at least one independent director sit on each committee of our Board of Directors. David Schlachet is a member of our audit and executive committees. Orly Yarkoni is a member of our audit and compensation committees. Our other directors are not considered to be independent directors under Israeli law.

The term of office of an independent director is three consecutive one-year terms, and we may appoint an incumbent independent director for an additional three consecutive one-year terms. If our Board of Directors learns of a suspicion that an independent director no longer meets the condition required under the applicable law for his appointment, or that he has violated his fiduciary duty of loyalty, the board of directors shall discuss the matter at the meeting first convened after it learned of the matter. If our Board of Directors determines that the independent director no longer meets a condition required under applicable law for his appointment or that he has violated his fiduciary duty of loyalty, than the board of directors must call a special meeting of our stockholders for the removal of that independent director. The reasons of our Board of Directors must be presented at the meeting of our stockholders, and the independent director must be given a reasonable opportunity to present his position; the decision of our stockholders to terminate an independent directors’ term of office must be adopted with the same majority that was necessary for his appointment.

An Israeli court may, pursuant to the application of a director or stockholder, order the removal of an independent director if it determines that the director has ceased to fulfill one of the conditions required under the Israeli Companies Law for his appointment, or that he has committed a breach of a fiduciary duty to the corporation.

For a period of two years following the termination of an independent director, a corporation may not directly or indirectly enter into any employment, consulting or other arrangement for fees with such person, including a corporation controlled by such person, and such person may not serve as a director or officer of the corporation.

Director Independence Using an Independence Definition of a National Securities Exchange

We are not listed as an issuer, nor have we applied to be listed as an issuer, on any U.S. national securities exchange or inter-dealer quotation system. For purposes of compliance with applicable securities rules, the following describes the independence standards required by the NASDAQ Stock Market, Inc., and assesses whether our directors would be considered to be independent directors under NASDAQ’s independence standards were they so required.

An independent director is “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” Under NASDAQ Rule 5605(a)(2), an independent director may not: (i) have been employed by the company or its subsidiaries or parent company during the preceding three years; (ii) have received, or had a family member that received, compensation in excess of $120,000 from the company during any twelve month period during the preceding three years (other than for board or committee services, benefits under a retirement plan or payments to a family member who is a non-executive employee of the company); (iii) have had a family member that was an executive officer of the company during the preceding three years; (iv) have received from or given to the company during the current and three preceding years, either directly or through family members or entities under his control, any property or services totaling the greater of $200,000 or 5% of the recipient’s gross revenues for that year, unless the payments arose from investments in the company’s securities or a non-discretionary charitable contribution matching program; (v) be employed or have been employed during the last three years, or have a family member who is employed or was employed, as an executive officer of another company where any of the issuer’s executive officers sat on the compensation committee; or (vi) be or have a family member who is a partner at the company’s outside auditor or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during the preceding three years. Share ownership in a company will not by itself disqualify a director from being independent.

Under NASDAQ rules, at least a majority of the members of a listed company’s board of directors must be independent. We have determined that each of Hanoch Rappaport, David Schlachet, Orly Yarkoni and Aviv Boim are independent under NASDAQ rules and, as a result, we currently comply with the NASDAQ independence standards for board of directors composition.

Each company listed on NASDAQ must appoint an audit committee of at least three members and adopt an audit committee charter describing the committee’s responsibilities for oversight of accounting and financial issues. All directors on the audit committee must be independent according to the definition described above. As of the date of this report, our audit committee would meet these standards, since all three members of our audit committee, Orly Yarkoni, David Schlachet and Hanoch Rappaport, would be deemed to satisfy the NASDAQ independence requirements for audit committee purposes.

Companies listed on NASDAQ are not required to maintain standing compensation or nomination committees. They may instead rely upon a majority of independent directors sitting on the board of directors to discharge the duties of such committees, such as setting the compensation of executive officers and the nomination of directors. If the board chooses to appoint a compensation or nomination committee, however, then the committee must be comprised of entirely independent directors. The compensation committee of our Board of Directors would meet NASDAQ’s standards for independence, since all three members of our compensation committee, Aviv Boim, Hanoch Rappaport and Orly Yarkoni, would be deemed to satisfy the NASDAQ independence requirements.

Director Liability

We are subject to Sections 252 through 256 of the Israeli Companies Law, which are addressed in Article XII of our Amended and Restated Certificate of Incorporation. These sections provide that: (i) an officer owes a duty of care to the corporation as provided in Sections 35 and 36 of the Civil Wrongs Ordinance, (ii) an officer shall act with the standard of proficiency which a reasonable officer, in the same position and in the same circumstances, would act; and (iii) an officer shall owe a fiduciary duty to the corporation, and shall act in good faith and for the benefit of the corporation. We may approve, subject to the applicable provisions of the Israeli Companies Law with respect to transaction approval procedures, an act that would otherwise be deemed a violation of an officer’s fiduciary duty to the corporation if (1) the officer acted in good faith and neither the act nor the approval of the act prejudices the corporation, and (2) the officer disclosed the essence of his personal interest in the act, including any substantial fact or document, a reasonable time before the date of the discussion of the approval.

Business Combinations; Interested Transactions

Pursuant to Sections 270(4) and 275 through 282 of the Israeli Companies Law, and in accordance with Section 6.4 of our Amended and Restated Certificate of Incorporation, we may not enter into an “interested transaction” unless the transaction is approved by the following in the following order: (i) the audit committee of our Board of Directors, (ii) our Board of Directors; and (iii) the meeting of stockholders, on condition that one of the following applies: (A) the majority of the votes at the meeting of stockholders includes at least one-third of all of the votes of stockholders who do not have a personal interest in the approval of the transaction and who are participating in the vote (abstentions shall not be included in the total of the votes of such stockholders), or (B) the total of opposing votes from among such stockholders does not exceed 1% of all the voting rights in the corporation. For purposes of this provision, “personal interest” means a personal interest of a person in an action or a transaction of a corporation including a personal interest of his relative of and of another corporation in which he or his relative are interested parties, excluding personal interests deriving only from the holding of stock.

The term “interested transaction” means an extraordinary transaction of a public company with its controlling stockholder (as defined in Sections 1 and 268 of the Israeli Companies Law), or an extraordinary transaction of a public company with another person in whom the holder of control has a personal interest, including a private offering in which the holder of control has a personal interest and also a contract of a public company with its holder of control or such holder’s relative, if he also is an officer of the corporation, with respect to his service and employment conditions, and if he is an employee of the corporation but is not an officer, then with respect to his employment by the corporation.

In addition, certain procedures must be followed by any stockholder voting on an interested transaction, or who has a personal interest in the interested transaction, and by any director who has a personal interest in the interested transaction.

We are governed by the Israeli Securities Regulations (Transactions between a Company and its Controlling Shareholder) — 2001 to the full extent permitted by Delaware law. The Israeli Securities Regulations generally govern transactions between a company and a controlling stockholder and the stockholders’ meetings convened for the purpose of approving a transaction with a controlling stockholder. For purposes of these provisions, the term “controlling stockholder” is defined in the Israeli Companies Law. The regulations require that the company give notice to the stockholders of a transaction with a controlling stockholder and that the company provide a transaction report containing all relevant details of the transaction. The regulations govern the contents of the notice and the transaction report and provide that the Israel Securities Authority may deliver a directive to the company requesting that the company amend the transaction report.

In connection with the closing of a private placement of our securities in July 2008, certain of our stockholders entered into an Irrevocable Voting Agreement regarding the election of certain of our directors. Because these parties collectively hold 25% or more of the voting rights of our stockholders (and no other stockholder holds more than 50% of the voting rights), the Israeli Securities Authority regards these parties to have formed a control block under the Israeli Securities Regulations, and as a result an exceptional transaction between us and any of these parties would be regarded as an interested transaction. For more information regarding the Irrevocable Voting Agreement, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Voting Agreements”.

Meetings of Stockholders

Pursuant to Sections 87 and 89 of the Israeli Companies Law and Article V of our Amended and Restated Certificate of Incorporation, we must comply with certain requirements regarding meetings of our stockholders. A notice of any annual or special meeting of our stockholders must be accompanied by a form of proxy card setting forth the resolutions to be presented by our Board of Directors for a vote at such meeting. In addition, the Israeli Companies Law provides that stockholders in a public company may vote at a stockholders’ meeting by means of a voting paper in which the stockholder indicates how he votes on resolutions relating to: (i) the appointment and removal of directors; (ii) approval of acts or transactions requiring the approval of the general meeting pursuant to Sections 255 and 268 through 275 of the Israeli Companies Law; (iii) approval of a merger pursuant to Section 320 of the Israeli Companies Law; (iv) any other matter with respect to which the company’s charter provides that decisions of the general meeting also may be passed by means of a voting paper; and (v) other matters prescribed by the Israeli Minister of Justice pursuant to Section 89 of the Israeli Companies Law.

Pursuant to Section 88 of the Israeli Companies Law which we have adopted in Article V of our Amended and Restated Certificate of Incorporation, the Board of Directors and any person at the request of whom the Board of Directors convenes a stockholders meeting, may approach the stockholders in writing through the Company, in order to convince them to vote in a certain manner on the resolutions set forth in clauses (i) to (v) above. The Company is then required to send the position notification to its stockholders. If the agenda of a stockholders meeting includes any of the resolutions set forth in clauses (i) to (v) above, a stockholder may approach the Company and request to send a position notification on his behalf to the other stockholders. The distribution of such position notifications is subject to certain technical requirements set forth in regulations enacted by virtue of Section 89 of the Companies Law.

Pursuant to Section 2.4 of our Second Amended and Restated Bylaws, each notice of a stockholders meeting shall be given, personally or by mail, not fewer than the minimum number of days required for public companies under the Israeli Companies Law and all regulations provided thereunder, provided that such number of days is not less than the minimum number of days required under Delaware law.

Each beneficial stockholder whose shares are held by a bank or a member of the TASE and are registered on the books of the company shall be permitted to participate at the meeting and to vote such stock by proxy.

Committees of the Board of Directors; Audit Committee, Compensation Committee and Executive Committee

The Board of Directors participates in establishing and reviewing corporate objectives and strategies, and evaluates and approves significant policies and proposed major commitments of corporate resources. Management keeps the directors informed of Company activity through regular written reports and presentations at Board and committee meetings.

In addition, our Board of Directors may designate committees of the Board, determine the obligations of any such committee and identify such powers as our Board of Directors may delegate to a committee.

Pursuant to Section 114 through 117 of the Israeli Companies Law and Article VII of our Amended and Restated Certificate of Incorporation, our Board of Directors must appoint an audit committee comprised of at least three directors. The members of our audit committee must include two independent directors, and may not include (i) the Chairman of our Board of Directors, (ii) any director who is either employed by, or provides services to the company on a regular basis (other than in the capacity as a director), or (iii) any director who is either a controlling stockholder of us or any relative of a controlling stockholder.

Under the Israeli Companies Law, the audit committee must have the following duties: (i) to identify deficiencies in the management of the company in consultation with its Internal Auditor and auditing auditors, and recommending corrective measures if needed; and (ii) to consider the approval of actions as set forth in Sections 255 and 268 through 275 of the Israeli Companies Law, including an interested transaction.

The charter of our audit committee provides that our audit committee will be appointed by our Board of Directors and will oversee the following subjects: internal controls and risk management; internal audit; auditors, compliance, reporting responsibilities; and approval of transactions. Our audit committee is currently composed of three members: Orly Yarkoni, David Schlachet and Hanoch Rappaport.

The audit committee is required to pre-approve the audit and non-audit services performed by the Company’s independent auditor in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be provided by the independent auditor has received general pre-approval by the audit committee, it will require such committee’s specific pre-approval. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the audit committee.  Certain audit related services, tax services, and other services have received general pre-approval by the audit committee, as provided in the audit committee charter. Requests or applications to provide other services that require specific pre-approval by the audit committee are submitted to the audit committee by both the independent auditor and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence.

Our Board of Directors also maintains a compensation committee whose duty is to make recommendations to our Board of Directors regarding employee and director compensation issues, including the compensation of new executives and directors, material changes to the compensation of current executives and directors, and the awarding of employee stock options. Our compensation committee is currently composed of three members, Aviv Boim, Hanoch Rappaport and Orly Yarkoni.

Upon and as a condition to the closing of the private placement of our securities to Clal Biotechnology Industries Ltd., Tikcro Technologies Ltd. and Provident Fund of the Hebrew University Ltd. in July 2008, our Board of Directors appointed an executive committee initially consisting of four members of the Board: Professor Hochberg, an external director (currently David Schlachet), and the members of our Board of Directors nominated by each of Clal Biotechnology Industries Ltd. (currently vacant) and Tikcro Technologies Ltd. (currently Aviv Boim). As required under the July 2008 private placement agreements, approval of our Board of Directors of the consummation of any material transaction involving us, the adoption of our annual budgets and any matters relating to our investment policies and working plan, are subject to the approval of our executive committee.

We do not maintain a standing nominating committee of our Board of Directors.

The Board of Directors as a whole, and each of the committees of the Board separately, has authority to retain and terminate such independent consultants, counselors or advisors as each shall deem necessary or appropriate.

Each of our audit, executive and compensation committees has a written charter adopted by our Board of Directors that establishes policies and procedures for such committee in accordance with applicable corporate governance rules and regulations. The charters are available on our website at www.biocancell.com, and free of charge in print to any interested party that requests them.

Audit Committee Report

In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2010:

(1)           The audit committee reviewed and discussed the audited financial statements and related footnotes with management and the independent registered public accounting firm. Management represented to the audit committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles;

(2)           The audit committee discussed with the independent registered public accounting firm the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380),1 as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

(3)           The audit committee received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence; and

(4)           Based on the review and discussions referred to above, the audit committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Submitted by the members of the audit committee

Orly Yarkoni
David Schlachet
Hanoch Rappaport

Meetings of the Board of Directors and its Committees; Annual Meeting Attendance

During the fiscal year ended December 31, 2010, there were 19 formal meetings of the Board of Directors. All directors attended more than 75% of the meetings held for which they served as directors. We do not have a Board attendance policy. In 2010, the executive committee had six formal meetings, the audit committee had eleven formal meetings and the compensation committee had five formal meetings.

The Company encourages its directors to attend the annual meeting of stockholders each year.

Communications with Board of Directors

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

Internal Auditor

We are subject to certain Israeli laws regarding our internal auditor. We must have an internal auditor appointed by our Board of Directors based upon the proposal of our audit committee. The internal auditor must be a natural person who is not (i) an interested party (as interested under applicable law), or a relative of such interested party, (ii) an officer of the company or a relative of any officer of the company, or (iii) the company’s auditing accountant or its designee.

The internal auditor must perform his duties consistent with Sections 3(a), 4(b), 8 through 10, 14(b) and 14(c) of the Israeli Internal Audit Law, 1992, subject to the provisions of the Israeli Companies Law. The Israeli Internal Auditing Law governs internal auditing in public entities such as governmental offices, governmental companies and statutory institutes. The Israeli Companies Law applies seven general sections from the Israeli Internal Auditing Law on the internal auditor of a public company, which sections relate to the Internal Auditor’s residence, experience, education and criminal record, the internal auditor’s professional standards, restrictions over the internal auditor’s additional positions and conflicts of interest, the internal auditor’s authority, the internal auditor’s report as evidence and permission to expand and/or preserve the internal auditor’s authority by the company, subject to Sections 146 through 153 of the Israeli Companies Law.

The internal auditor must submit periodic or annual audit plans to our audit committee or to our Board of Directors, as determined by our Board of Directors, for its advance approval. The Chairman of the Board of Directors or the chair of our audit committee may delegate to the internal auditor additional audit duties for urgent examination in addition to the audit plan, in which case the findings will be reported to the appointing officer. The internal auditor must, among other duties, audit our compliance with applicable laws and proper business practices. The internal auditor must report his findings to the Chairman of the Board of Directors, the chairman of our audit committee or our general manager.

The internal auditor’s term in office may not be terminated without his agreement, and he shall not be suspended from office, unless our Board of Directors determines to terminate the internal auditor based upon the recommendation of our audit committee and after the internal auditor was given a reasonable opportunity to state his case before our Board of directors and before our audit committee. Notwithstanding any other provision set forth in our Amended and Restated Certificate of Incorporation or Second Amended and Restated bylaws, the majority of our entire Board of Directors shall constitute a quorum for the termination of office of the internal auditor by our Board of Directors.

Stockholders’ Rights to Examine Books and Records

Pursuant to Sections 184 and 185 of the Israeli Companies Law, our stockholders have the right, upon written request, to receive copies of the minutes of meetings of stockholders, our stock ledger, copies of our governing documents, and a list of our stockholders. Stockholders also have the right, upon written request setting forth the purpose thereof, to receive copies of any document relating to any act or transaction requiring the consent of stockholders pursuant to Sections 255 and 268 through 275 of the Israeli Companies Law. We may refuse a stockholder’s request if we, acting through our Board of Directors, believe that such demand was not made in good faith or that the requested documents include a commercial secret or patent or that the disclosure would otherwise have an adverse effect on the corporation.

Compromises and Arrangements with Creditors and Stockholders

Pursuant to Article XI of our Amended and Restated Certificate of Incorporation, whenever a compromise or arrangement is proposed between a company and its creditors or any class of them and/or between the company and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application of the company or of any creditor or stockholder, or on the application of any receiver or receivers appointed for the company under the provisions of Section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for the company under the provision of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, or of the stockholders or class of stockholders, as the case may be, to be summoned in such manner as the court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders, as the case may be, agree to any compromise or arrangement and to any reorganization of the company as a consequence of such compromise or arrangement, such compromise or arrangement and the reorganization shall, if sanctioned by the court to which the application has been made, be binding on all creditors or class of creditors, or on all of the stockholders or class of stockholders and on the company.

Corporate Action without a Stockholder Meeting

Under Section 4.2 of our Amended and Restated Certificate of Incorporation, if our stockholders take action by written consent, we will be required to give prompt notice of such action to any stockholder who did not execute such written consent.

Special Tender Offers; Forced Sale of Shares

Sections 328 through 340 and Section 342A of the Israeli Companies Law related to special tender offers and forced sales of shares are applicable to us and are addressed in Article IX of our Amended and Restated Certificate of Incorporation. Such sections provide that, in a public company, no purchase shall be affected as a result of which a person shall become a holder of a control block (25% of the voting rights of the company), if there is no such current holder in the company, and no purchase shall be effected as a result of which the purchaser’s holding shall increase above 45% of the voting rights of the company, if there is no other person currently holding more than 45% of the voting rights in the company, other than by way of a special tender offer in accordance with the Israeli Companies Law.

Notwithstanding the foregoing, Section 328(b) of the Israeli Companies Law provides that such a transaction in which a control block is acquired may be effected if approved by a general meeting of stockholders as a transaction, the purpose of which is to create a control block of 25% or 45% of our voting rights, as applicable.

Where a special tender offer has been made, our Board of Directors must give its opinion to the offerees regarding the advisability of the special tender offer and must disclose all personal interests of each of the directors in such tender offer. Our Board of Directors need not give such an opinion, though, if it is unable to do so, provided that it gives notice of its reasons for not so doing. A special tender offer must be made to all offerees, and the offer may only be accepted by a majority of the votes of those offerees who gave notice of their position with respect to the offer. The votes of a holder of a controlling interest in the offeror, a holder of a control block in us or any person acting on their or on the offeror’s behalf, shall not be taken into account. Where a special purchase offer has been accepted, offerees who have not given notice of their position in respect of the tender offer, or who have objected to it, may consent to the offer, no more than four days after the last day for accepting the tender offer, and they shall be considered to have consented to the offer from the outset.

An officer in a target company may negotiate with an offeror for the improvement of the conditions of his offer, and may negotiate with other in order to obtain a counter offer. An officer in a target company who commits an act, other than negotiations as aforesaid, the purpose of which is to forestall an existing or anticipated special tender offer, or to harm the chances of its being accepted, shall be liable to the offeror and the offerees for any damage resulting from his acts, unless he acted in good faith and had reasonable grounds for presuming that the act done by him was for the good of the corporation.

A special tender offer may not be accepted unless shares conferring at least 5% of the voting rights in the company have been purchased.

Shares purchased in a special tender offer in contravention of these requirements of the Israeli Companies Law will not confer any right and will be “dormant” shares as defined in the Israeli Companies Law as long as the shares are owned by the purchaser.

Where a special tender offer has been accepted, the offeror, or any person controlling the offeror at the time of the offering, and any company controlled by them, shall not for a period of one year following the date of the tender offer, make another tender offer for the purchase of shares, and they shall not effect a merger of the company unless they undertook to do so in the special tender offer.

A person may not purchase shares of a public company such that after the purchase he holds more than 90% of the shares other than by way of a tender offer for all of the shares. When a stockholder owns more than 90% of all of the shares, he shall not purchase any additional shares for so long as he continues to hold at least 90% of the shares.

Where a tender offer for all shares is accepted by the offerees in such a way that the rate of holding of the offerees who did not accept the offer is less than 5% of the issued shares, all of the shares that the offeror sought to purchase shall be transferred to him. Where a tender offer for all shares is not accepted, the offeror shall not purchase shares from any offerees who have accepted the offer that will confer on him a holding of more than 90% of all of the outstanding shares.

Upon application of an offeree submitted no later than three months after the date of receipt of the tender offer for all shares, a court may rule that the consideration paid for shares in the tender offer was less than their fair value and that fair value should be paid.

Class and Derivative Action

We are subject to Sections 194 through 218 of the Israeli Companies Law. These provisions relate to class and derivative actions. Any of our stockholders or directors, which we referred to as a “Plaintiff”, may file a derivative action if the conditions set forth in the above provisions have been met. Any person wishing to file a derivative action shall address the corporation in writing, demanding that it exhaust its right by instituting an action, which we referred to as a “Demand.” The Demand must be addressed to the Chairman of the Board of Directors and must set out in detail the facts giving rise to the cause of action and the reasons for its submission. We may proceed in one of the following ways upon receipt of a Demand: (i) take any action or pass any resolution resulting in the dropping of the cause of action; (ii) reject the Demand for reasons specified in its resolution; (iii) resolve to file a suit. We must inform the Plaintiff of the way in which we elect to proceed. A Plaintiff may file a derivative action with the approval of the court, if one of the following applies: (i) the action taken or the resolution made, did not, in the Plaintiff’s opinion, bring about the dropping of the cause of action; (ii) we rejected the Demand; (iii) we gave notice to the Plaintiff that it has resolved to file a suit, but no suit was filed within seventy five days of the date of such notice; or (iv) we did not respond to the Demand in accordance with Section 196 of the Israeli Companies Law. A derivative action requires the approval of the court, which shall approve it if convinced that the claim, and the conduct thereof, are prima facie in the best interests of the corporation, and that the Plaintiff is not acting with lack of good faith. A Plaintiff may not withdraw a derivative action, and may not enter into an arrangement or settlement with the defendant, other than with the consent of the court. The application for such consent shall specify all details of the arrangement or settlement, including any payment offered to the Plaintiff.

The Israeli Class Action Law provides that a person having a cause of action with respect to a security may, subject to the terms and conditions set forth in the foregoing act, and with the consent of the relevant court, sue on behalf of a group all of whose members have a cause of action that has materially similar factual and legal grounds.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid during the 2010 and 2009 fiscal years to our Chief Executive Officer and to our other executive officers and employees (if any) whose annual salary and bonuses exceeded $100,000 for the applicable years.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (1)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (1)	Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($) (1)			Total ($) (1)
Uri Danon - Chief Executive Officer	2010	$157,237	$—	$—	$—		$—	$—	$62,244	(3)	$219,681
	2009	21,209	—	—	229,713	(2)	—	—	8,508		(3)	259,430
Abraham Hochberg (4) - Chief Scientific Officer and Director	2010	132,260	5,125	—	—		—	—	40,023	(5)	177,408
	2009	101,866	—	—	—		—	—	48,004	(5)	149,870
Ira Weinstein - Chief Financial Officer	2010	129,363	—	—	—		—	—	46,593		(6)	175,956
	2009	98,698	2,549	—	—		—	—	50,300		(6)	151,547
Avi Barak (7) - Chief Executive Officer and Director until 11/09	2009	$133,253	$—	$—	$—		$—	$—	$74,284		(8)	$207,537

(1)
All compensation received by our executive officers is paid in NIS. For the purposes of completing this table, we converted each NIS denominated amount into U.S. dollars by multiplying the NIS amount by the representative exchange rate as it was published by the Bank of Israel on each date on which the compensation was calculated, so that no single conversion rate has been used.

(2)
On September 21, 2009, our Board of Directors approved the conditions of Mr. Danon’s employment agreement which was entered into on October 18, 2009. Pursuant to the terms of Mr. Danon’s employment agreement, Mr. Danon was granted options to purchase 450,000 shares of our common stock at an exercise price of NIS 3.18 (approximately $0.86) per share, pursuant to the 2007 Stock Option Plan, of which options to purchase 80,000 shares will vest immediately, and the remainder will vest over the course of four years, with partial acceleration in return for the achievement of pre-determined milestones by pre-set dates.

(3)
The items described as All Other Compensation to Mr. Danon for the year ended December 31, 2010 include (i) $36,090 in expenses related to the use of a company car by Mr. Danon, and (ii) $8,121 in expenses related to the use of a company cell phone by Mr. Danon, and (iii) $18,033 in contributions to executive insurance for Mr. Danon’s benefit. The items described as All Other Compensation to Mr. Danon for the year ended December 31, 2009 include (i) $2,165 in expenses related to the use of a company car by Mr. Danon, and (ii) $6,343 in contributions to executive insurance for Mr. Danon’s benefit.

(4)	Prof. Hochberg receives compensation from us solely for his services as our Chief Scientific Officer, and not in his capacity as a member of our Board of Directors.

(5)
The items described as All Other Compensation to Prof. Hochberg for the year December 31, 2010 include (i) $20,325 in expenses related to the use of a company car by Prof. Hochberg, (ii) $5,381 in expenses related to the use of a company cell phone by Prof. Hochberg, and (iii) $14,317 in contributions by our Israeli subsidiary to senior employees insurance for Prof. Hochberg’s benefit. The items described as All Other Compensation to Prof. Hochberg for the year ended December 31, 2009 include (i) $20,557 in expenses related to the use of a company car by Prof. Hochberg, (ii) $3,028 in expenses related to the use of a company cell phone by Prof. Hochberg, and (iii) $24,419 in contributions by our Israeli subsidiary to senior employees insurance for Prof. Hochberg’s benefit.

(6)
The items described as All Other Compensation to Mr. Weinstein for the year December 31, 2010 include (i) $26,083 in expenses related to the use of a company car by Mr. Weinstein, (ii) $853 in expenses related to the use of a company cell phone by Mr. Weinstein, and (iii) $19,657 in contributions by our Israeli subsidiary to senior employees insurance for Mr. Weinstein's benefit. The items described as All Other Compensation to Mr. Weinstein for the year ended December 31, 2009 include (i) $18,340 in expenses related to the use of a company car by Mr. Weinstein, (ii) $785 in expenses related to the use of a company cell phone by Mr. Weinstein, and (iii) $31,174 in contributions by our Israeli subsidiary to senior employees insurance for Mr. Weinstein’s benefit.

(7)
Mr. Barak received compensation from us solely for his services as our Chief Executive Officer, and not in his capacity as a member of our Board of Directors. In addition to the amounts described herein, Mr. Barak received additional payment for the period of his employment with us in January 2010.

(8)
The items described as All Other Compensation to Mr. Barak for the year ended December 31, 2010 include (i) $6,095 in expenses related to the use of a company car by Mr. Barak, (ii) $545 in expenses related to the use of a company cell phone by Mr. Barak, and (iii) $1,633 in contributions to executive insurance for Mr. Barak’s benefit. The items described as All Other Compensation to Mr. Barak for the year ended December 31, 2009 include (i) $29,355 in expenses related to the use of a company car by Mr. Barak, (ii) $3,312 in expenses related to the use of a company cell phone by Mr. Barak, and (iii) $41,616 in contributions to executive insurance for Mr. Barak’s benefit.

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

Salary and Other Social Benefits.   The agreement provides Mr. Danon with a monthly salary of NIS 42,000 (approximately $11,840). His salary is subject to adjustment throughout the term of the agreement due to cost-of-living increases. We will also provide Mr. Danon with other social benefits such as a company car, a laptop computer, a cellular telephone, and pension and similar payments. We will reimburse Mr. Danon for reasonable expenses incurred by him in the course of his employment with us.

Bonuses.   Mr. Danon is entitled to receive a bonus at such time as we shall raise an aggregate amount of $10 million between January 30, 2010 and the termination of his employment with us, in any form, except for loans from financial institutions and grants under the auspices of the Israeli Ministry of Industry, Trade and Labor, such as Chief Scientist grants and bi-national funds.

The amount of the bonus will be $100,000, subject to a deduction of a pro-rata portion based on  the funds raised provided by investors from which we have received funds or assets prior to January 30, 2010. Payment will be made in cash if more than $5 million in aggregate has been raised in equity offerings, or in stock options otherwise. We recorded a short-term liability of $84 thousand (approximately NIS 300 thousand) in respect of this agreement.

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

Stock Option Grant.   Pursuant to the terms of Mr. Danon's employment agreement, we granted Mr. Danon options to purchase 450,000 shares of our common stock at an exercise price of NIS 3.18 (approximately $0.86) per share, pursuant to our 2007 Stock Option Plan, of which options to purchase 80,000 shares vested immediately, and the remainder are vesting over the course of four years, with partial acceleration in return for the achievement of pre-determined milestones by pre-set dates.

Professor Abraham Hochberg

Generally.   On December 1, 2005, we entered into an employment agreement with Professor Abraham Hochberg pursuant to which he will serve as our Chief Scientist for a term of three years ending on December 1, 2008. Under the terms of this agreement, Professor Hochberg manages our research and development activities and reports these activities to our Board of Directors. We may terminate this agreement upon the provision of six months advance written notice. Professor Hochberg may terminate this agreement upon the provision of three months notice. We also may terminate this agreement for cause, meaning any of the following: (a) a material breach of Professor Hochberg’s obligations regarding confidentiality and non-competition, as set out in the agreement; (b) conviction of any felony involving moral turpitude affecting us; (c) any material breach of his employment agreement which has not been cured by him within 15 days after his receipt of notice from us, containing a description of the breach or breaches alleged to have occurred; (d) the habitual neglect or gross failure by Professor Hochberg to adequately perform the duties of his position; (e) any act of moral turpitude or criminal action connected to his employment with us; or (f) Professor Hochberg’s refusal to comply with or his violation of lawful instructions of our CEO or Board of Directors. In addition, we may terminate this agreement in the event that Professor Hochberg is prevented from continuing his employment with us due to medical reasons for 90 consecutive days or for an aggregate of 120 days per fiscal year, but in the event of such termination, Professor Hochberg will be entitled to receive three months additional salary from us and also severance payments in accordance with the Israeli Severance Pay Law. Professor Hochberg must maintain the confidentiality of all of our proprietary information that he receives through his employment with us. On October 22, 2008 our Board of Directors approved the extension of Professor Hochberg's employment agreement for a period of three years, through November 30, 2011.

Salary and Other Social Benefits.   The agreement provides Professor Hochberg with a monthly salary of $6,000, which was raised to $8,500 in July 2007 upon the approval of our stockholders. In October 2008, our Board of Directors recommended that our stockholders restate Professor Hochberg’s salary at a fixed monthly rate of NIS 36,000 (approximately $10,100). His salary is subject to adjustment throughout the terms of the agreement due to increases in the Israeli Consumer Price Index. We also provide Professor Hochberg with other social benefits such as a company car. Professor Hochberg is entitled to participate in our advanced studies fund and senior employees insurance as well as annual leave and convalescence pay and sick leave. We reimburse Professor Hochberg for reasonable expenses incurred by him in the course of his employment with us. On December 1, 2008, Professor Hochberg announced that in view of the global economic crisis, he agrees to reduce his monthly salary by 7.5% until further notice. On December 3, 2008, our stockholders approved the extension of the employment agreement and restatement of Professor Hochberg’s salary as an interested transaction under the Israeli Companies Law with a controlling shareholder, due to Professor Hochberg’s execution of an Irreversible Voting Agreement with several of our other stockholders. See “Security Ownership of Certain Beneficial Owners and Management —  Voting Agreement” and “Corporate Governance — Business Combinations; Interested Transactions”.

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

Mr. Ira Weinstein

Generally.   On May 1, 2007, we entered into an employment agreement with Mr. Ira Weinstein, pursuant to which he serves as our Chief Financial Officer and Chief Operating Officer on a full-time basis. Either side was able to terminate this agreement upon the provision of four months advance written notice to the other party expressing an intention to terminate the agreement. We were also able to terminate this agreement for cause, defined in the agreement as including the following on the part of Mr. Weinstein: (a) conviction of any felony involving moral turpitude affecting us; (b) action taken by Mr. Weinstein intentionally to harm us; (c) embezzlement of our funds; (d) falsification of records or reports; (e) ownership, direct or indirect, of an interest in a person or entity (other than a minority interest in a publicly traded company) in competition with our products or services; (f) any breach of Mr. Weinstein’s fiduciary duties or duties of care to us (except for conduct taken in good faith) which, to the extent such breach is curable, has not been cured by him within 15 days after his receipt of notice containing a description of the breach or breaches alleged to have occurred; (g) any material breach of his employment agreement which has not been cured by him within 15 days after his receipt of notice from us, containing a description of the breach or breaches alleged to have occurred; (h) any breach by Mr. Weinstein of his proprietary information, non-competition and assignment of inventions agreement with us; and (i) any other act or omission that constitutes “cause” under the laws of any jurisdiction in which the we conduct our business and in which Mr. Weinstein is employed at the time of such act.

On February 21, 2010, Mr. Weinstein notified us that he is resigning his position as Chief Financial Officer, as of June 20, 2011.

Salary and Other Social Benefits.   The agreement provides Mr. Weinstein with a monthly salary of 32,000 NIS (approximately $9,000). His salary is subject to adjustment throughout the term of the agreement due to cost-of-living increases. We will also provide Mr. Weinstein with other social benefits such as a company car, a laptop computer, and pension and similar payments. We will reimburse Mr. Weinstein for reasonable expenses incurred by him in the course of his employment with us.

Non-Competition, Non-Solicitation and Confidentiality.   Under the terms of his employment agreement, Mr. Weinstein must refrain from competing with us during the term of his employment and for one year from the date of termination of his employment with us. Further, during his employment and for one year after his employment terminates, Mr. Weinstein may not offer or solicit any of our or our subsidiary’s employees away from their dealings with us or our subsidiary. He also must grant us all rights in any products that he develops during the course of his employment with us. In addition, Mr. Weinstein must maintain the confidentiality of all proprietary information of ours that he receives through his employment with us.

Stock Option Grant.   Pursuant to the terms of Mr. Weinstein's employment agreement, we granted Mr. Weinstein options to purchase 150,000 shares of our common stock at an exercise price of 1.27 NIS (approximately $0.35) per share, pursuant to our 2007 Stock Option Plan, vesting over the course of four years.

Jonathan Burgin

Generally. On February 21, 2011, we entered into an employment agreement with Mr. Jonathan Burgin, 49, pursuant to which he will serve as our Chief Financial Officer beginning June 1, 2011. Either we or Mr. Burgin may terminate this agreement upon the provision of 90 days advance written notice to the other party expressing an intention to terminate the agreement. We also may terminate this agreement for cause, defined in the agreement as including the following on the part of Mr. Burgin: (i) A fundamental breach of Mr. Burgin's employment agreement on his part; (ii) Performance of any act that entitles the Company legally to dismiss him without paying him any severance pay in connection with such dismissal; (iii) A breach of Mr. Burgin's duty of good faith to the Company; or (iv) Intentional gross misconduct in the performance of Mr. Burgin's obligations in a manner that causes (or is likely to cause) material harm to the Company.

Salary and Other Social Benefits.   The agreement provides Mr. Burgin with a monthly salary of NIS 37,000 (approximately $10,200), to be increased to NIS 43,000 (approximately $11,850) upon the consummation of a public offering by the Company on a U.S. stock exchange that raises at least $10 million (an "IPO Event"). We will also provide Mr. Burgin with other social benefits such as a company car, a laptop computer, a cellular telephone, and pension and similar payments. We will reimburse Mr. Burgin for reasonable expenses incurred by him in the course of his employment with us. Until an IPO Event, we have committed to pay Mr. Burgin an annual bonus of up to one monthly salary, the exact size of which will be determined by the achievement of pre-determined milestones by Mr. Burgin.

Non-Competition, Non-Solicitation and Confidentiality.   Under the terms of his employment agreement, Mr. Burgin must refrain from competing with us during the term of his employment and for one year from the date of termination of his employment with us. Further, during his employment and for one year after his employment terminates, Mr. Burgin may not offer or solicit any of our or our subsidiary’s employees away from their dealings with us or our subsidiary. He also must grant us all rights in any products that he develops during the course of his employment with us. In addition, Mr. Burgin must maintain the confidentiality of all proprietary information of ours that he receives through his employment with us.

Stock Option Grant.   Pursuant to the terms of Mr. Burgin's employment agreement, we intend to grant Mr. Burgin options to purchase 300,000 shares of our common stock at an exercise price of 2.90 NIS (approximately $0.80) per share, pursuant to our 2007 Stock Option Plan, of which options to purchase 220,000 shares will vest over the course of four years, and options to purchase 80,000 additional shares will vest only upon an IPO Event.

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

Bonuses.   We committed to pay Mr. Barak a one-time bonus of one percent of funds received between March 1, 2009 and March 1, 2012 (in any form, except for loans from banks and grants under the auspices of the Ministry of Industry, Trade and Labor, such as Chief Scientist grants and bi-national funds), provided that at least $10 million was raised and that Mr. Barak continued to hold a position with us. For the purposes of calculating the bonus, amounts provided by known pre-existing investors (i.e. entities from which we have received funds or assets prior to March 1, 2009) would be deducted from the total amount received. In any case, the bonus was not to exceed $100,000. The criteria for the award of this bonus were not reached before Mr. Barak’s resignation took effect.

Non-Competition and Non-Solicitation.   Under the terms of his employment agreement, Mr. Barak had to refrain from competing with us during the term of his employment and was required to so refrain for one year from the date of termination of his employment with us. Further, during his employment and for one year after his employment terminates, Mr. Barak was prohibited from offering or soliciting any of our or our subsidiary’s employees, consultants, customers, suppliers, distributors, agents or contractors away from their dealings with us or our subsidiary. He also was required to grant all rights in any products that he developed during the course of his employment with us to our Israeli subsidiary, BioCancell Therapeutics Israel Ltd.

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

Outstanding Equity Awards at December 31, 2010

The following are all unexercised options, unvested shares of common stock and any other awards granted under our 2004 Stock Option Plan and 2007 Stock Option Plan held by any of our named executive officers as of December 31, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) Exercisable (b)	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($) (j)
Uri Danon	275,625	174,375		$0.84	12/31/2019	-	-	-	-
Abraham Hochberg	90,000	30,000		$0.597	12/3/2018	-	-	-	-
Ira Weinstein	84,375	65,625		$0.36	12/3/2018	-	-	-	-

Director Compensation

The following table sets forth information regarding the compensation paid to each of our directors and past directors who were not our employees during the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Doron Nevo	$24,335	—	$130,910	—	—	—	$155,245
Orly Yarkoni	17,896	—	21,491	—	—	—	39,387
David Schlachet	17,267	—	21,491	—	—	—	39,758
Hanoch Rappaport	6,002	—	—	—	—	—	6,002
Aviv Boim	$6,012	—	$15,631	—	—	—	$21,643

 Narrative to Director Compensation Table

Members of our Board of Directors who are independent directors (as defined in our Amended and Restated Certificate of Incorporation, namely Orly Yarkoni and David Schlachet) receive the fixed compensation established under Israeli regulations, NIS 31,700 (approximately $8,685) per annum, plus NIS 2,120 (approximately $590) per meeting (60% of such amount for participation via teleconference, and 50% of such amount for approving a written resolution).

Other non-executive members of our Board of Directors (namely Hanoch Rappaport and Aviv Boim) receive compensation of NIS 1,800 (approximately $500) per meeting. Except as provided in the table above, no other compensation was provided to directors for their service on our Board of Directors.

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

BioCancell Therapeutics, Inc. 2004 Stock Option Plan and 2007 Stock Option Plan

General Provisions.   Our Board of Directors adopted our 2004 Stock Option Plan to allocate up to 2,024,003 shares of our common stock to our directors, employees and consultants. Our Board of Directors adopted our 2007 Stock Option Plan to allocate up to an additional 2,750,000 shares of our common stock to our directors, employees and consultants. Each plan is administered by our Board of Directors and any committee that our Board of Directors may appoint for such purpose. Our Board of Directors or its designated committee may grant options and restricted stock in addition to other compensation instruments under each of the plans. With respect to options, they may grant four types of options under either plan: Approved 102 Capital Gains Options, which are granted only to our directors and employees and qualify for capital gains tax treatments; Approved 102 Ordinary Income Options, which qualify for ordinary income tax treatment; Unapproved 102 Options; and 3(i) Options, which are non-qualified stock options which are granted mostly to our consultants. The number of shares authorized to be issued under each of the plans will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, combination or reclassification of the stock or the payment of a stock dividend with respect to the common stock or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration.

The exercise price of an option granted under our 2004 Stock Option Plan or 2007 Stock Option Plan will be determined by the Board of Directors or its designated committee at the time of the option grant.

The vesting schedule of each grant is detailed in the corresponding options allocation agreement. The committee, though, may, in its absolute discretion and on such terms and conditions as it deems appropriate, accelerate or otherwise change the time at which options granted under either plan or any portion of any such option will vest. Option grants under either plan also may contain performance goals and measures and the provisions in one option grant need not be identical to any other option grant. All options granted under either plan will expire ten years from the date of grant unless terminated earlier, provided that options granted under Section 422 of the United States Internal Revenue Code of 1986 to a stockholder that holds ten percent or more of our common stock will expire five years from the date of grant unless terminated earlier. With respect to each of the plans, our Board of Directors may reallocate to other employees, directors or consultants the unvested portion of an option that expires prior to its expiration date and the vested but unexercised and unvested portions of an option that was either cancelled or repurchased by us and any such reallocation of shares must be recycled within the plan pursuant to which such option was granted. Our Board of Directors may not reallocate the vested but unexercised portions of an option that expires upon its expiration date.

In the case of our 2004 Stock Option Plan, in the event of the disability, death or the retirement of a grantee, the grantee or his legal delegates or successors, as the case may be, may only exercise that portion of the option that had vested as of the date of any such event and may exercise the vested portion within one year from the date of such event. In cases of retirement for options granted under our 2004 Stock Option Plan, if the grantee dies within one year from the date of retirement, the vested portion may be exercised by such deceased grantee’s successor within one year from the date of death so long as the option has not otherwise expired. Furthermore, for options granted under either Stock Option Plan, in the event that the grantee’s employment was terminated by us without cause (as that term is defined in the stock option plans), the grantee may exercise that portion of the option that had vested as of such date of termination and may exercise such vested portion within 90 days from such date. In the event that the grantee’s employment was terminated by us for cause or was terminated by the grantee, the grantee shall no longer have the right to exercise any option granted under our 2004 Stock Option Plan held by him irrespective of whether and to what extent his options have vested. For options granted under our 2007 Stock Option Plan, in the event that the grantee’s employment was terminated by us for cause, the grantee may exercise that portion of the option that had vested as of such date of termination and may exercise the vested portion within 30 days from such date.

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

Termination of an Option.   Our Board of Directors may, from time to time, cancel all or any portion of an option granted under such plan, and our obligation with respect to options of such plan will be discharged through (i) payment to the grantee of an amount in cash equal to the excess, if any, of the fair market value of the cancelled option at the date of such cancellation over the aggregate exercise price of the option, (ii) the issuance or transfer to the grantee of common stock with a fair market value at the date of such transfer equal to any such excess, or (iii) a combination of cash and shares with a combined value equal to any such excess, as determined by the committee, in its sole discretion.

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

Outstanding Grants.   As of December 31, 2010, we have 478,426 options outstanding under our 2004 Stock Option Plan and 1,792,750 options outstanding under our 2007 Stock Option Plan. The options under our 2004 Stock Option Plan and 2007 Stock option Plan are not registered for trading on the TASE.

Equity Compensation Plans

Information about our equity compensation plans is included in Item 5 of this report.

Compensation Committee Interlocks and Insider Participation

          The current members of the Compensation Committee are Aviv Boim, Hanoch Rappaport and Orly Yarkoni. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the Company’s executive officers or other directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this report, information regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the owner of more than five percent of our common stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all directors and executive officers as a group. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of the date of this report. Unless otherwise indicated, the address of each of the persons listed in this table is as follows: Beck Science Center, 8 Hartom St, Jerusalem 97775 Israel. Information in this Section is based on information provided to us by the individuals and entities listed below and on beneficial ownership reports filed with the SEC.

	Name and Address of Beneficial Owner	Total Number of Shares of Common Stock Beneficially Owned (1)	Percentage Ownership of Common Stock (1)
	Five percent or more beneficial owners:
	Clal Biotechnology Industries, Ltd. 45th Floor, 3 Azrieli Center, Tel Aviv 67023 Israel (2)	7,694,734	26.09%
	Tikcro Technologies, Ltd. 126 Yigal Allon St, Tel Aviv 67443 Israel (3)	8,566,755	25.08%
	Directors and named executive officers:
	Uri Danon (4)	370,125	1.39%
	Abraham Hochberg (5)	2,241,254	8.46%
	Aviv Boim (6)	8,586,755	25.12%
	Hanoch Rappaport (7)	37,796	*
	David Schlachet (8)	12,500	*
	Orly Yarkoni (8)	12,500	*
	All directors and officers as a group (6 persons) (9)	11,260,930	32.53%
*	Less than 1%.

(1)
Assumes the full exercise of all options and warrants held by the holder that are exercisable within 60 days of the date of this report. Percent of class based on 26,391,151 shares of our common stock outstanding as of the date of this report.

(2)
Includes 3,106,517 shares of our common stock underlying convertible debentures and warrants which are convertible or exercisable within 60 days of the date of this report, and 1,146,692 shares of our common stock or common stock underlying warrants held by Clal Finance Ltd. for members of the public or for its own account. Clal Finance Ltd. is an indirect subsidiary of IDB Development, Ltd., of which CBI is an indirect subsidiary. The amount of shares does not include 1,085,255 shares of our common stock held for members of the public by Epsilon Mutual Funds (1991) Ltd., an indirect subsidiary of IDB Development, Ltd., of which CBI is an indirect subsidiary, as CBI has disclaimed beneficial ownership of these shares in a Schedule 13G filed with the SEC on September 13, 2010. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture.

(3)
Includes 7,766,292 shares of our common stock underlying convertible debentures and warrants which are convertible or exercisable within 60 days of the date of this report. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture.

(4)	Includes 298,750 shares of our common stock underlying options that are exercisable within 60 days of the date of this report.

(5)	Includes 100,000 shares of our common stock underlying options that are exercisable within 60 days of the date of this report.

(6)
Includes 7,766,292 shares of our common stock underlying convertible debentures and warrants (as detailed in Note 3 above) which are convertible or exercisable within 60 days of the date of this report. and 20,000 shares of our common stock underlying options owned by Mr. Boim, which are exercisable within 60 days of the date of this report. Mr. Boim is an employee of Tikcro Technologies, Ltd. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture.

(7)	Includes 20,000 shares of our common stock underlying options owned by Mr. Rappaport, which are exercisable within 60 days of the date of this report.

(8)	Consists of 12,500 shares of our common stock owned by the director that are underlying options exercisable within 60 days of the date of this report.

(9)
Includes 8,560,352 shares of our common stock underlying convertible debentures, warrants and options which are convertible or exercisable within 60 days of the date of this report. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture.

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

The Israel Securities Authority regards the parties to the Irrevocable Voting Agreement as mutual holders of a “control block” pursuant to the Israeli Companies Law because these parties collectively hold more than 45% of the voting rights of our stockholders. As a result, a transaction between us and any of the parties to the Irrevocable Voting Agreement would be regarded as an interested transaction under the Israeli Companies Law. For more information on the treatment of interested transactions under the Israeli Companies Law, see “Corporate Governance — Business Combinations; Interested Transactions” above.

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

The right to nominate directors under the New Voting Agreement will be in effect as long as a party holds at least seven percent of the outstanding shares of the Company (including convertible bonds, on an as-converted basis, but excluding warrants), but in any case not beyond July 30, 2012. The parties to the New Voting Agreement also agreed to vote against any resolution increasing the number of directors on the Board beyond nine.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Filing of Registration Statement

In June 2010, we agreed to file a registration statement on Form S-1, to register securities held by Clal Biotechnology Industries, Ltd. and Tikcro Technologies, Ltd. Under the terms of the agreement, the legal, accounting and registration costs of such filing will be borne by CBI and Tikcro, without these stockholders waiving any claims they may have with regard to the registration. The registration statement was first filed in July 2010, and we have received comments from the SEC regarding it.

Executive Compensation

For more information regarding transactions in which our directors and executive officers had or will have a direct or indirect material interest, see “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” above.

Item 14. Principal Accountant Fees and Services.

Our auditors for the year ended December 31, 2010 and 2009 were Somekh Chaikin, Certified Public Accountants (Israel), a member firm of KPMG International. We expect that Somekh Chaikin will serve as our auditors for fiscal year 2011. All of the services described in the following fee table were pre-approved by the Audit Committee.

	2010	2009
	U.S. Dollars	U.S. Dollars

Audit Fees (1)	$174,981	$162,963
Tax Fees (2)	18,531	6,917
Other (3)	24,639	-
Total	$218,151	$169,880

(1)
This category includes fees associated with the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements and assistance in the preparation of our private placement fundraisings and public offerings, for those fiscal years. Includes $61,000 and $91,000 accrued as of December 31, 2010 and December 31, 2009, respectively.

(2)
This category consists of services provided by Somekh Chaikin for tax compliance, tax advice and tax planning. Includes $10,000 and $7,000 accrued as of December 31, 2010 and December 31, 2009, respectively.

(3)
This category consists of services provided by Somekh Chaikin for  assistance with the implementation of ICOFR in relation to the Israeli corporate governance (Goshen) report and SOX 404(a). Includes $25,000 and $0 accrued as of December 31, 2010 and December 31, 2009, respectively.

All Other Fees

No other fees were billed by Somekh Chaikin to the Company during the years ended December 31, 2010 and 2009.

Pre-Approval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. During fiscal year 2010, all services provided by Somekh Chaikin were pre-approved by our Audit Committee, which concluded that the provision of such services by Somekh Chaikin was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. On November 30, 2009, our Audit Committee adopted a pre-approval policy for services provided by the independent registered public accounting firm. Under that adopted pre-approval policy, our Audit Committee will provide general pre-approval for the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits (subject to de minimis exceptions permitted under applicable rules), or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If our Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to our Audit Committee at its next meeting. All of the audit, audit-related and tax fees incurred with respect to the fiscal year ended on December 31, 2010 were approved pursuant to our pre-approval policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following financial statements are set forth in Item 8 hereof:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of December 31, 2010 and 2009
- Consolidated Statements of Operations for the years ended December 31 , 2010 and 2009, and the cumulative period from October 1, 2004 (inception of operations), to December 31, 2010
- Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss
- Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, and the cumulative period from October 1, 2004 (inception of operations), to December 31, 2010
- Notes to Consolidated Financial Statements

(b) Exhibits

3.1	Amended and Restated Certificate of Incorporation of BioCancell Therapeutics Inc.{
3.2	Second Amended and Restated Bylaws of BioCancell Therapeutics Inc.†
4.1	Specimen Common Stock Certificate†
4.2	Form of Series 2 Warrant certificate†
4.3	Form of Convertible Debentures issued July 30, 2008†
4.4	Form of Warrants issued July 30, 2008†
4.5	Form of Series 3 and Series 4 Warrant=
9.1	Irrevocable Voting Agreement among Clal Biotechnology Industries Ltd., Tikcro Technologies Ltd., Abraham Hochberg and Avi Barak dated July 30, 2008†
9.2	Irrevocable Voting Agreement among Clal Biotechnology Industries Ltd., Abraham Hochberg and Avi Barak dated November 22, 2009&
10.1(i)	Yissum License†
10.1(ii)	Amendment 1 to Yissum License†
10.1(iii)	Amendment 2 to Yissum License†
10.2	Supply Agreement with Althea Technologies #%
10.3	Supply Agreement with VGXI USA†
10.4	The BIRD Foundation Grant Agreement†
10.5	Agreement for the Performance of Clinical Trials with Wolfson Medical Center†
10.6	Agreement for the Performance of Clinical Trials with Meir Medical Center†
10.7	Agreement for the Performance of Clinical Trials with BCG Oncology PC†
10.8	Employment Agreement with Avi Barak†
10.9	Employment Agreement with Ira Weinstein†
10.10	Employment Agreement with Professor Abraham Hochberg†
10.11	Employment Agreement with Dr. Patricia Ohana†
10.12	Employment Agreement with Jonathan Burgin+
10.13	Consulting Agreement with Moshe Landsberg†
10.14(i)	BioCancell Therapeutics Inc. 2004 Stock Option Plan†
10.14(ii)	Form of Award Agreement†
10.15(i)	BioCancell Therapeutics Inc. 2006 Stock Option Plan (adopted in January 2007 and referred to herein as the BioCancell Therapeutics 2007 Stock Option Plan)†
10.15(ii)	Form of Award Agreement†
10.16	Translation of Lease Agreement with Beck Tech (Jerusalem) Ltd. and Appendices!
10.17	Subscription and Registration Rights Agreement with Clal Biotechnology Industries Ltd. dated March 12, 2008†
10.18	Subscription and Registration Rights Agreement with Clal Biotechnology Industries Ltd. dated June 22, 2008†
10.19	Subscription and Registration Rights Agreement with Tikcro Technologies Ltd. dated June 22, 2008†
10.20	Subscription and Registration Rights Agreement with Provident Fund of the Hebrew University Ltd. dated June 22, 2008†
10.21	Agreement for the Performance of Clinical Trials with Medical Research Infrastructure and Health Services Fund by Chaim Sheba Fund*
10.22	Agreement for the Performance of Clinical Trials with the Fund of Medical Research Development of Infrastructure and Health, Hillel Yafe Medical Center*
10.22	Agreement for the Performance of Clinical Trials with Hadasit Medical Research Services and Development Ltd.*
10.24	Agreement for the Performance of Clinical Trials with the Fund for Medical Research Development of Infrastructure and Health Services, Assaf Harofe Fund*
10.25	Agreement for the Performance of Clinical Trials with Keren Mechkarim of Bnai Zion Medical Center*
10.26	Employment Agreement with Uri Danon^
10.27	Form of Agreement for the performance of offering coordination services with Clal Finance Batuch Investment Management, Ltd.{
10.28	Agreement for the performance of Israeli distribution services with Clal Finance Underwriting, Ltd. <
10.29	Agreement for the performance of U.S. distribution services with Chardan Capital Markets, LLC <

10.30	Termination Letter to Chardan Capital Markets, LLC }
10.31	Termination Letter to Chardan Capital Markets, LLC [
21.1	Subsidiaries of BioCancell Therapeutics Inc.†
23.1	Consent of Somekh Chaikin, a member firm of KPMG International **
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.**
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
†	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on December 17, 2008.
*	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on February 2, 2009.
#	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on April 7, 2009.
^	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on October 21, 2009.
!	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on October 21, 2009.
&	Incorporated by reference to Post-Effective Amendment to Form S-1, filed by the Company with the Securities and Exchange Commission on April 26, 2010.
=	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on October 7, 2010.
<	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on October 29, 2010.
{	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on November 5, 2010.
}	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on November 9, 2010.
[	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on November 12, 2010.
%	Certain confidential portions of this exhibit were omitted and provided separately to the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on February 22, 2011.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCANCELL THERAPEUTICS INC.
/s/ Uri Danon Name: Uri Danon Title: Chief Executive Officer March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Uri Danon Uri Danon	Chief Executive Officer (Principal Executive Officer)	March 11, 2011
/s/ Ira Weinstein Ira Weinstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011
/s/ Abraham Hochberg Abraham Hochberg	Director	March 11, 2011
Aviv Boim	Director	March 11, 2011
/s/ Orly Yarkoni Orly Yarkoni	Director	March 11, 2011
/s/ Hanoch Rappaport Hanoch Rappaport	Director	March 11, 2011
/s/ David Schlachet David Schlachet	Director	March 11, 2011