Form 10-Q
period 2011-03-31
BIOCANCELL THERAPEUTICS INC.
filed 2011-05-16
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2011

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
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 26,475,090 as of May 13, 2011.

BIOCANCELL THERAPEUTICS INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 and from inception through September 30, 2010	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and from inception through September 30, 2010	4

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Reserved.

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements As of March 31, 2011 (Unaudited)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		March 31,	December 31,
		2011	2010
	Note	U.S. dollars in thousands
Current assets
Cash and cash equivalents		$2,893	$3,487
Short - term deposits		2,037	1,993
Receivable from Chief Scientist and BIRD Foundation		3	96
Prepaid expenses		57	88
Other current assets		60	39

Total current assets		5,050	5,703

Long-term assets
Deposits in respect of employee severance benefits		316	288
Other assets		36	33

Total long-term assets		352	321

Property and equipment, net of $184 thousand and $172 thousand accumulated depreciation as of March 31, 2011 and December 31, 2010, respectively		87	88

Total assets		$5,489	$6,112

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		March 31,	December 31,
		2011	2010
	Note	U.S. dollars in thousands
Current liabilities
Accounts payable1		$151	$99
Accrued expenses2		427	319
Accrued vacation pay		85	67
Employees and related liabilities		181	141
Liability to BIRD Foundation		405	327
Liability for commission to underwriters		192	173

Total current liabilities		1,441	1,126

Long-term liabilities
Liability for employee severance benefits		287	243
Convertible notes payable	3,4	1,324	1,187
Warrants to noteholders	3	1,935	1,453

Total long-term liabilities		3,546	2,883

Contingent liabilities and commitments	2

Stockholders' equity
Common stock, $0.01 par value per share (65,000,000 and 50,000,000 shares authorized, 26,455,090 and 26,361,083 shares issued
and outstanding as of March 31, 2011, and December 2010, respectively)		264	264
Additional paid-in capital		24,421	24,243
Accumulated other comprehensive income		328	329
Accumulated deficit		(24,511)	(22,733)

Total stockholders' equity		502	2,103

Total liabilities and stockholders' equity		$5,489	$6,112

1 The amounts recorded as of March 31, 2011 and December 31, 2010 include $89 and $0 thousand, respectively, to a related party.

2 The amounts recorded as of March 31, 2011 and December 31, 2010 include $85 and $23 thousand, respectively, to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations (Unaudited)

		Three month period ended		Cumulative from October 1, 2004 (inception) through
		March 31, 2011	March 31, 2010	March 31, 2011
		U.S. dollars in thousands
	Note	(except share and per share data)
Research and development expenses		$690	$534	$14,166

Less: Chief Scientist, BIRD Foundation and other grants		(61)	(29)	(2,468)

Research and development expenses, net		629	505	11,698
General and administrative expenses1		512	428	8,760

Operating loss		1,141	933	20,458

Interest income, net		(21)	(2)	(55)
Gain from marketable securities, net		-	-	(6)
Interest on convertible notes and discount amortization		227	93	1,260
Loss (gain) on revaluation of warrants2		444	1,186	(226)
Loss (gain) on revaluation of liability for commission to underwriters		15	-	(89)
Other financing expenses (income) , net		(28)	6	(258)

Net loss		1,778	2,216	21,084

Basic and diluted net loss per share		$0.07	$0.13	$1.71

Weighted-average common shares used in computing basic and diluted net loss per share		26,387,276	17,213,498	12,344,371

1 The amounts recorded for the three month period ending March 31, 2011 and for the three month period ending March 31, 2010 and for the cumulative period include $15 thousand, $21 thousand and $170 thousand, respectively, to a related party.

2 The amounts recorded for the three month period ending March 31, 2011 and for the three month period ending March 31, 2010 and for the cumulative period include $91 thousand, $0 thousand and $150 thousand, respectively, to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Three month period ended		Cumulative from October 1, 2004 (inception) through
	March 31,	March 31,	March 31,
	2011	2010	2011
	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(1,778)	$(2,216)	$(21,084)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase (decrease) in liability for employee severance benefits, net	38	(32)	257
Fair value adjustment of marketable securities	-	-	133
Depreciation	8	9	167
Stock-based payment compensation	161	124	2,197
Revaluation of short - term deposits	(5)		(5)
Loss (gain) on revaluation of warrants	444	1,186	(226)
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	174	115	1,133
Loss (gain) on revaluation of liability for commission to underwriters	15	-	(89)
Changes in assets and liabilities:
Decrease (increase) in other current assets	(20)	33	(58)
Decrease (increase) in prepaid expenses	32	63	(28)
Decrease (increase) in Chief Scientist and BIRD foundation receivable	93	(28)	69
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Increase in severance pay deposits	(22)	29	(275)
Decrease (increase) in other assets	(2)	-	(27)
Increase (decrease) in accounts payable	49	(46)	128
Increase (decrease) in employees and related liabilities	36	(14)	193
Increase (decrease) in accrued vacation pay	16	(17)	46
Increase in liability to BIRD Foundation	70	-	381
Increase (decrease) in accrued expenses	101	(67)	352

Net cash used in operating activities	(590)	(861)	(18,649)

Cash flows from investing activities:

Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Investment in deposits	-	-	(1,895)
Sale of property and equipment	-	2	1
Acquisition of property and equipment	(5)	(3)	(228)

Net cash provided by (used in) investing activities	$(5)	$(1)	$130

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

	Three month period ended		Cumulative from October 1, 2004 (inception) through
	March 31,	March 31,	March 31,
	2011	2010	2011
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock	$-	$3,072	$18,019
Exercise of stock options and warrants	17	-	101
Payment of deferred stock issuance costs	-	(34)	(178)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series 1 option warrants	-	-	772
Issuance of Series 2 option warrants	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Purchase of treasury stock	-	-	(4,951)
Sale of treasury stock	-	-	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	17	3,038	21,317

Effect of currency exchange rate on cash	(16)	1	95

Increase (decrease) in cash and cash equivalents	(594)	2,177	2,893
Cash and cash equivalents at beginning of period	3,487	624	-

Cash and cash equivalents at end of period	$2,893	$2,801	$2,893

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

	Three month period ended		Cumulative from October 1, 2004 (inception) through
	March 31,	March 31,	March 31,
	2011	2010	2011
	U.S. dollars in thousands
Conversion of stockholder loans	$-	$-	$360

Issuance of common stock to founders	-	-	43

Issuance of option warrants to underwriters	-	-	358

Exercise of stock options by Company consultants	-	-	1

Conversion of series A convertible preferred stock to common stock	-	-	33

Liability for commission to underwriters	$-	$-	$277

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drug-candidates for the treatment of various cancer types.  The leading drug-candidate developed by the Company, BC-819, has been successfully tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and clinical trials.  The Company is now performing Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients and has just successfully completed a Phase I/IIa clinical trial on pancreatic cancer patients with BC-819. The Company is in the process of planning an advanced Phase IIb clinical trial on pancreatic cancer patients. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has not generated any revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until the end of October 2011, based on its current cash level. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Consolidated Financial Statements for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period..

F.	Development Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operations.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

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

I.            Net Loss Per Share

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

I.            Net Loss Per Share (cont’d)

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

The following table summarizes the securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future and were not included in the computation of basic and diluted EPS because doing so would have been antidilutive for the periods presented:

	For the three month ended March 31,		Cumulative from October 1, 2004 (inception) to March 31,
	2011	2010	2011
Series 2 Warrants	-	2,500,000	-
Series 3 Warrants	2,817,485	-	2,817,485
Series 4 Warrants	2,817,485	-	2,817,485
Warrants to underwriter	612,974	300,000	612,974
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible
notes payable	979,790	707,709	979,790
Warrants to private investors	10,438,283	10,166,202	10,438,283
Stock options to employees,
Directors and consultants under
Stock Option Plans	2,475,746	2,569,489	2,475,746

	24,219,975	20,321,612	24,219,975

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

 Note 2 – Contingent Liabilities and Commitments

A.	Operating leases

1.           Vehicles

The Company has lease agreements for 10 vehicles for 36 months each. As required by the agreements, the Company provided a security deposit to ensure the fulfillment of its contractual commitment. At March 31, 2011, the balance of the deposit was $29 thousand (NIS 101 thousand) and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.

The minimum annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2011	$112
2012	$56
2013	$23

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

The following table summarizes the Company’s rent expense for the periods presented:

	Three month period ending March 31, 2011	Three month period ending March 31, 2010	Cumulative from inception through March 31, 2011
	U.S. dollars in thousands
Rent expense	$14	$14	$243

The minimum annual payment in connection with the agreement is as follows:

U.S. dollars in thousands
2011	$26

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

Note 3 – Fair Value Measurements

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

Note 3 – Fair Value Measurements (cont’d)

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

The Company recorded a financing loss of approximately $444 thousand and financing losses of $1,186 thousand for the three months ended March 31, 2011 and March 31, 2010, respectively, and $266 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which has been recorded in the statement of operations.

1. Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Description	U.S. dollars in thousands
Cash equivalents	$2,893	$2,893	$-	$-
Short - term deposits	$2,037	$2,037	$-	$-
				-
Total Assets	$4,930	$4,930	$-	$-

Warrants to noteholders	$1,935	$-	$-	$1,935
Liability for commission to underwriters	$192	$-	$-	$192

Total Liabilities	$2,127	$-	$-	$2,127

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

Note 3 – Fair Value Measurements (cont’d)

		Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Description	U.S. dollars in thousands
Cash equivalents	$2,801	$2,801	$-	$-
				-
Total Assets	$2,801	$2,801	$-	$-

Warrants to noteholders	$4,649	$-	$-	$4,649

Total Liabilities	$4,649	$-	$-	$4,649

2.	The assumptions used in the fair value calculation for the Warrants and Convertible Notes Payable were as follows:

	As of	As of	As of
	March 31,	March 31,	December 31,
	2011	2010	2010
Market price of underlying stock	2.607 NIS	3.311 NIS	2.441 NIS
Exercise price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for the debt feature of the Convertible Notes Payable	0.47%	1.82%	0.48%
Continuously compounded risk-free interest rate for Warrants	0.96%	2.41%	0.84%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible Notes Payable	1.33 years	2.33 years	1.58 years
Time in years until the expiration of the Warrant	2.33 years	3.33 years	2.58 years

Implied volatility for the underlying stock	61.41%	142.28-146.53%	55.79%

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

Note 3 – Fair Value Measurements (cont'd)

3.	The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3), as of March 31, 2011:

A.	Warrants to noteholders:

Level 3
U.S. dollars
in thousands
Balance at December 31, 2010	$1,453
Loss from revaluation of warrants to shareholders, included in the statement of operations for the three months ended March 31, 2011	444
Adjustment for foreign currency translation differences	38

Balance at March 31, 2011	1,935

Balance at December 31, 2009	3,400
Loss from revaluation of warrants to shareholders, included in the statement of operations for the three months ended March 31, 2010	1,186
Adjustment for foreign currency translation differences	63

Balance at March 31, 2010	$4,649

B.	Liability for commission to underwriters:

Balance at December 31, 2010	$173
Loss from revaluation of liability for commission to underwriters	15
Adjustment for foreign currency translation differences	4
Balance at March 31, 2011	$192

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

Note 3 – Fair Value Measurements (cont'd)

                          C. Convertible notes payable:

The Company has outstanding convertible notes payable, of which the fair values have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	March 31, 2011		March 31, 2010
	U.S. dollars in thousands
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible notes payable	1,324	3,612	748	5,719

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

The Convertible Notes Payable were classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable is accrued to the value of the instrument, as the period for cash payment of interest. In October 2010, the Company commenced paying the interest, as described above.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2011 (Unaudited)

 Note 4 – Convertible Notes Payable (cont’d)

U.S. dollars in thousands
Balance at December 31, 2010	$1,187

Movement during the three month period:

Accrued interest	-
Amortization of discount for the three month period ended March 31, 2011	137

Balance of Convertible Notes Payable for the three month period ended March 31, 2011	$1,324

U.S. dollars in thousands
Balance at December 31, 2009	$644

Movement during the three month period:
Accrued interest	70
Amortization of discount for the three month period ended March 31, 2010	34

Balance of Convertible Notes Payable for the three month period ended March 31, 2010	$748

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

Note 6– Significant Events During the Period

A.
In January 2011, the Subsidiary applied to the OCS for two additional research and development program grants with a total budget of NIS 17,611 thousand (covering 60% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of NIS 6,900 thousand. The Company has not yet received approval for the grants.

B.
On March 6, 2011, the Company allocated options to twelve employees and consultants to purchase 350,888 shares of common stock, par value $0.01, at an exercise price of NIS 2.85 (the 22-day average closing price of the Company's shares on the TASE at the time of the Board of Directors allocation decision) (approximately $0.82) a portion of which vested immediately and the remainder will vest over an additional 12 calendar quarters. The fair value of the options is NIS 738 thousand and the Company recorded an expense of NIS 424 thousand during the period ended March 31, 2011.

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

We and our wholly owned subsidiary in Israel, BioCancell Therapeutics Israel Ltd., focus our activities on the research and development of drugs for the treatment of various cancer types. The leading drug-candidate developed by us, BC-819, has been tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and a Phase I/IIa clinical trial. We are now performing a Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients and we recently completed a Phase I/IIa clinical trial in pancreatic cancer. Additionally, we are presently evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

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

From our inception, we have raised a cumulative amount of $21,317,000 including amounts received as a result of the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008, we executed a private placement to Clal Biotechnology Industries Ltd., or CBI, from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd. ("Tikcro"), CBI and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. (together, the "Three Institutional Investors"), whereby the Three Institutional Investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable, convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements were approximately $3,650,000 (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share for total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share for total proceeds of $552,000. Following the sale, we no longer hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of common stock at a price of approximately $0.78 per share, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of approximately $1.12. The aggregate gross proceeds from the March 2010 private placements were $3,285,000 at an approximate price of $0.78 per share (net proceeds of $2,694,000). On November 18, 2010, we consummated a public offering, whereby investors received an aggregate amount of 5,634,970 shares of common stock at a price of NIS 3.30 per share (approximately $0.90 per share), 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 10,397,000 (approximately $1.01 per share) exercisable immediately upon their issuance with a life of two years and 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 12,481,000 (approximately $1.21 per share) exercisable immediately upon their issuance with a life of four years. The aggregate gross proceeds from the November 2010 offering were $5,104,000 (NIS 18,595,000) and the net proceeds were $4,196,000 (NIS 15,277,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through March 31, 2011, aggregated $21,084,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe that we have sufficient cash to meet our planned operating needs until October 2011, based on our current cash levels.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short- and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product-candidates and various other factors. The continuation of our stages of development and the realization of assets related to our planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. It is not possible to forecast accurately the results of these activities.

The biotechnology industry is characterized by strong competition, resulting in part from frequent technological changes. Entry into this market requires the investment of significant capital resources and continuous development. Our future success is dependent on several factors, including the quality of our product's technology, the product's price, and the creation of an advantage over the competition.

Our research and development activities are carried out by our Israeli subsidiary primarily through a laboratory research team in the Hebrew University of Jerusalem. The laboratory is managed by our Chief Scientist, Prof. Abraham Hochberg. All of our assets are presently situated in Israel.

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are currently conducting or preparing for three main research and development projects: clinical trials for each of bladder, ovarian and pancreatic cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials and the granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, we expect to receive final FDA approval and commence sales in 2017. On account of anticipated FDA fast-track development for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2018, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

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

Results of Operations

Three Months Ended March 31, 2011 and March 31, 2010 and the Development Stage Period (cumulative from inception to March 31, 2011)

Research and Development Expenses

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative From Inception to March 31, 2011
	U.S. Dollars in Thousands
Research and Development Expenses, Gross	$690	$534	$14,166
Research and Development Expenses, Net	$629	$505	$11,698

Research and development expenses, gross increased by approximately $156,000, or 29.2%, to $690,000 for the three months ended March 31, 2011, from $534,000 for the three months ended March 31, 2010. Research and development expenses, gross increased due to increased clinical trials expenses in bladder and pancreatic cancer, mainly due to increased hospital and regulatory expenses as a result of the completion of our Phase I/IIa pancreas cancer trial, and pre-clinical compensation. This was partially offset by clinical trial compensation, patent expenses and increased funding from OCS and other grants, decreased clinical trial expenses in ovarian cancer and more efficient cost control methods. Salary expenses for clinical trial and pre-clinical personnel increased to $297,000 for the three months ended March 31, 2011, from $264,000 for the three months ended March 31, 2010. Research and development expenses, gross for the three month period ending March 31, 2011 were comprised mainly of compensation to personnel, and clinical trial expenses of $292,000. By comparison, research and development expenses for the three month period ending March 31, 2010, were comprised mainly of compensation to personnel of $264,000 and other clinical trial expenses of $128,000. It is anticipated that our level of research and development expenses will increase as our clinical trials move forward, depending upon the enrollment of patients and the availability of funding.

 Research and development expenses, net increased by $124,000, or 24.6%, to $629,000 for the three months ended March 31, 2011, from $505,000 for the three months ended March 31, 2010. Research and development expenses, net, increased, as disclosed above. Research and development expenses for the three months ended March 31, 2011 were comprised mainly of compensation to clinical trial and pre-clinical personnel and clinical trial expenses, as discussed in the preceding paragraph. It is anticipated that our level of research and development expenses will increase as our clinical trials move forward, dependent upon the enrollment of patients and the availability of funding.

The following table summarizes information about our research and development expenses for the three months ended March 31, 2011 and March 31, 2010 and the cumulative period from inception to March 31, 2011:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative From Inception to March 31, 2011
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	$-	$-	$897
Bladder cancer Phase IIb	37	20	2,597
Pancreatic cancer Phase I/IIa	132	33	1,115
Pancreatic cancer Phase IIb	54	-	74
Ovarian cancer Phase I/IIa	62	70	2,028
Liver cancer	-	-	20
Clinical trial compensation	142	155	1,841
General expenses	7	5	81
	434	283	8,653
Pre-clinical expenses:
Compensation	155	109	4,116
Material	37	33	404
Patents	40	86	580
Depreciation	7	8	155
General expenses	17	15	258
	256	251	5,513
Total Research and Development Expenses, Gross	690	534	14,166
Chief Scientist and other grants	(61)	(29)	(2,211)
BIRD Foundation grant for Pancreatic cancer Phase I/IIa	-	-	(257)
Total Research and Development Expenses, Net	$629	$505	$11,698

General and Administrative Expenses

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative From Inception to March 31, 2011
	U.S. Dollars in Thousands
General and Administrative Expenses	$512	$428	$8,760

General and administrative expenses increased by $84,000, or 19.6%, to $512,000 for the three months ended March 31, 2011 from $428,000 for the three months ended March 31, 2010. General and administrative expenses were higher in 2011 than in 2010 due primarily to increased professional service fees (primarily legal fees) and consulting fees. The main components of general and administrative expense were compensation costs of $302,000 (inclusive of $79,000 stock-based compensation to employees and directors)  as compared to $302,000 (inclusive of $94,000 stock-based compensation provided to employees and directors), and professional service and consulting fees of $157,000 as compared to $74,000 for the periods ended March 31, 2011 and 2010, respectively. The increase in consulting fees is due to an increase in public relations and investor relations expenses, legal fees, accounting expenses and management fees paid to Tikcro.  It is anticipated that our level of general and administrative expenses will remain relatively the same in the upcoming quarters.

The following table summarizes information about our general and administrative expenses for the three months ended March 31, 2011 and March 31, 2010 and the cumulative period from inception to March 31, 2011:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative From Inception to March 31, 2011
	U.S. Dollars in Thousands
Compensation	$302	$302	$4,665
Professional services and consulting fees	157	74	2,809
Rent & office related expenses	28	29	636
Travel	-	-	139
Insurance	10	8	103
Corporate and filing fees	6	6	115
Other general expenses	9	9	293
Total General and Administrative Expenses	$512	$428	$8,760

Non-operating expenses (income), net

Non-operating expenses (income), net, decreased $646,000 to $637,000 for the three months ended March 31, 2011 from $1,283,000 for the period ended March 31, 2010. The decrease in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments, as described below. The primary drivers of the adjustment of our warrants were the decrease in our stock price and the implied volatility of the underlying stock as compared to the comparable quarter. An increase in the price of our common stock, among other factors, increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a charge of approximately $444,000 as compared to $1,186,000 for the three months ended March 31, 2011 and 2010, respectively, resulting from revaluation of warrants to shareholders.

The following table summarizes information about our non-operating expenses (income), net:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative From Inception to March 31, 2011
	U.S. Dollars in Thousands
Interest income, net	(21)	(2)	(55)
Gain from marketable securities, net	-	-	(6)
Interest on convertible notes and discount amortization	227	93	1,260
Loss (gain) on revaluation of warrants	444	1,186	(226)
Loss (gain) on revaluation of liability for commission to underwriters	15	-	(89)
Other financing expense (income), net	(28)	6	(258)
	$637	$1,283	$626

Our warrants to noteholders are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, and the implied volatility of the Series 3 Warrants.

The following table shows the changes in the underlying parameters used in the valuation of the Warrants:

	As of	As of	As of
	March 31,	March 31,	December 31,
	2011	2010	2010
Market price of underlying stock	2.607 NIS	3.311 NIS	2.441 NIS
Exercise price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for the debt feature of the Convertible Notes Payable	0.47%	1.82%	0.48%
Continuously compounded risk-free interest rate for Warrants	0.96%	2.41%	0.84%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Notes Payable	1.33 years	2.33 years	1.58 years
Time in years until the expiration of the Warrant	2.33 years	3.33 years	2.58 years

Implied volatility for the underlying stock	61.41%	142.28-146.53%	55.79%

Prior to the adoption of the Binomial model in the second quarter of 2009, the Company’s warrants to noteholders were valued using the Black-Scholes-Merton model. Given the effect of recent foreign currency fluctuations on the exercise price of the Warrants throughout the life of the Warrant, the Company’s assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black–Scholes-Merton model (which only allows for one exercise date). The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the implied volatility of the Series 3 Warrants. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available.

In the fourth quarter of 2010, the Company’s assumptions changed regarding the implied volatility of the Company’s warrants and are calculated as the latent volatility of the Series 3 Warrants. The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows.

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

Pursuant to the tax laws applicable to Israeli residents, dividends received from a company that is not an Israeli resident are subject to tax in Israel, at a rate of 20% or 25%, depending on the identity of the stockholder (individual or company) and the ownership percentage. According to the tax laws in the United States, such a dividend is subject to withholding tax at the rate of 30%, which could be reduced to the rate of 25% or 12.5% (depending on the identity of the stockholder and the ownership percentage), in accordance with the Treaty to Prevent Double Taxation between Israel and the United States. In order to enjoy this tax treaty's benefits, several procedural requirements must be met. As of December 31, 2010, we believe that we are currently a dual tax resident in both Delaware and Israel.

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

We are currently operating under a material liquidity deficiency. We believe that we have sufficient cash to meet our planned operating needs until the end of October 2011, based on our current cash levels. We therefore will need to raise substantial additional capital through future equity or debt financing to finance our initiatives and are currently evaluating potential alternatives.

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

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative From Inception to March 31, 2011
	U.S. Dollars in Thousands
Net cash used in operating activities	$(590)	$(861)	$(18,649)
Net cash provided by (used in) investing activities	$(5)	$(1)	$130
Net cash provided by financing activities	$17	$3,038	$21,317

As of March 31, 2011, we had $4,930,000 in cash, cash equivalents, and short-term deposits, a decrease of $550,000 from December 31, 2010.

Operating Activities

Net cash used in operations was $590,000 for the three months ended March 31, 2011 as compared to net cash used in operating activities of $861,000 for the three months ended March 31, 2010. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $1,778,000 and our net cash used in operations was attributable mostly to $161,000 of operating expenses that were the result of non-cash, stock-based compensation provided to employees and directors and management fees paid to Tikcro, and to depreciation of $8,000, while recognizing a charge of $444,000 of fair value adjustment of the derivative instruments.

Currently all of our funds are held as cash and cash equivalents and short-term deposits. As of March 31, 2011, we have no material commitments for capital expenditures. Net cash used by operations from our inception is attributable mostly to our net loss offset by non-cash items, primarily change in fair value of our warrants and stock-based compensation, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used in operations will increase as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on our ability to secure future funding.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2011 and March 31, 2010 is mainly attributable to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to our investment in short-term deposits and to the proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities

Net cash flow provided by financing activities was $17,000 for the three months ended March 31, 2011 as compared to net cash provided by financing activities of $3,038,000 for the three months ended March 31, 2010. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of our common stock of our stock at a price of approximately $0.78, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of about $1.12. The aggregate gross proceeds of these private placements were $3,285,000 at an approximate price of $0.78 per share (with net proceeds of $2,694,000), as summarized together with other financing activity since inception under "Overview" above.

Cash flow provided by financing activities for the development stage period (cumulative from inception to March 31, 2011) stems from the net proceeds from private placements to institutional and individual investors and from a public offering in 2010, the net proceeds from a private placement of common shares and warrants to Tikcro, CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008, the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, and the exercise of stock options less the purchase of treasury stock.

Commencing January 30, 2011, we have been paying interest on a quarterly basis to the Three Institutional Investors on the convertible notes payable in an amount of approximately $90,000 per quarter, provided that the notes have not been converted.

Our financing needs may change substantially because of the results of our research and development, competition, advancing of our clinical trials and costs arising from additional regulatory approvals. We may not succeed in raising additional required funds. The timing of our need for additional funds will depend on a number of factors, which factors are difficult to predict or may be outside of our control, including:

••	progress in our research and development programs;
••
the resources, time and costs required to initiate and complete our research and development, to initiate and complete pre-clinical and clinical studies and to obtain regulatory approvals for our prospective therapeutic products;

••	the timing, receipt and amount of milestone, royalty and other payments from present and future collaborators, if any; and
••	costs necessary to protect our intellectual property.

As discussed above, in March 2010 we received net proceeds of $2,694,000 from a private placement, and on November 18, 2010 we consummated a public offering pursuant to a registration statement on Form S-1 filed with the SEC and an Israeli shelf prospectus for which we received aggregate gross proceeds of $5,104,000 and net proceeds of $4,196,000.

Future Operations

As discussed above, we believe we have sufficient cash to meet our planned operating needs until October 2011, based on our current cash levels. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  The audit report covering our December 31, 2010 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2011, aggregated $21,084,000, and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market.

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

Accounting for Stock-based Compensation

We record stock-based compensation as an expense in the statement of operations and this requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Compensation cost of all stock-based compensation awards are recorded at their fair value at the date of the award over the service period for awards expected to vest. Fair value is determined using the Black-Scholes-Merton option pricing model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes-Merton valuation model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to our share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $148,000 and $124,000 for the three months ended March 31, 2011 and March 31, 2010, respectively, and $2,184,000 for the development stage period (cumulative from inception to March 31, 2011).

The parameter used in the 2004 – 2005 valuation for valuing options for employees was the price of the share on grant date as described above. The parameters used in the valuation of grants in 2006 – 2011 were based on the Black-Scholes-Merton model for valuing options for employees:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.37%	$0.10
2009	0.8	10 years	4.96%	$0.63
2010	0.9	7-10 years	4.97%	$0.88
2011	0.75	10 years	4.69%	$0.79

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

Accounting for Income Taxes

We are taxed under the laws of the United States. We were registered as a tax-reporting company in Israel and will be taxed in accordance with the Treaty to Prevent Double Taxation between Israel and the U.S. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have almost fully offset our net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by our management in establishing the valuation allowance.

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

Item 4. CONTROLS AND PROCEDURES

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

ITEM 1A.       RISK FACTORS

N/A

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2011, we issued 63,939 shares of our common stock to Tikcro Technologies Ltd. pursuant to an agreement whereby the latter is required to provide consultancy services in return for annual payment of cash and shares of common stock. The sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation S.

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

BioCancell Therapeutics Inc.

Date: May 15, 2011	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: May 15, 2011	By:	/s/ IRA WEINSTEIN

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