Form 10-Q
period 2011-06-30
BIOCANCELL THERAPEUTICS INC.
filed 2011-08-11
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2011

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
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 26,685,022 as of August 7, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements As of June 30, 2011 (Unaudited)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Table of contents

Page

Consolidated Balance Sheets	1
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4-6
Notes to the Consolidated Financial Statements	7-18

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		June 30,	December 31,
		2011	2010
	Note	U.S. dollars in thousands
Current assets
Cash and cash equivalents		$3,864	$3,487
Short - term deposits		-	1,993
Receivable from Chief Scientist and BIRD Foundation		50	96
Prepaid expenses		111	88
Other current assets		57	39

Total current assets		4,082	5,703

Long-term assets
Deposits in respect of employee severance benefits		293	288
Other assets		35	33

Total long-term assets		328	321

Property and equipment, net of $197 thousand
and $172 thousand accumulated depreciation as of
June 30, 2011 and December 31, 2010, respectively		85	88

Total assets		$4,495	$6,112

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		June 30,	December 31,
		2011	2010
	Note	U.S. dollars in thousands
Current liabilities
Accounts payable		$101	$99
Accrued expenses 1		757	319
Accrued vacation pay		76	67
Employees and related liabilities		226	141
Liability to BIRD Foundation		419	327
Liability for commission to underwriters		38	173

Total current liabilities		1,617	1,126

Long-term liabilities
Liability for employee severance benefits		275	243
Convertible notes payable	2,3	1,519	1,187
Warrants to noteholders	2	1,607	1,453

Total long-term liabilities		3,401	2,883

Stockholders' equity (deficit)
Common stock, $0.01 par value per share (65,000,000 shares authorized, and
26,495,090 and 26,361,083 shares issued and outstanding as of
June 30, 2011, and December 2010, respectively)		265	264
Additional paid-in capital		24,529	24,243
Accumulated other comprehensive income		309	329
Accumulated deficit		(25,626)	(22,733)

Total stockholders' equity (deficit)		(523)	2,103

Total liabilities and stockholders' equity		$4,495	$6,112

1 The amounts recorded as of June 30, 2011 and December 31, 2010 include $113 and $23 thousand, respectively, to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three month period ended		Six month period ended		Cumulative from inception through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
	U.S. dollars in thousands
	(except share and per share data)
Research and development costs	$963	$477	$1,653	$1,011	$15,129
Less: Chief Scientist and BIRD Foundation grants	(175)	(198)	(236)	(227)	(2,643)

Research and development costs, net	788	279	1,417	784	12,486
General and administrative costs 1	590	472	1,102	900	9,350

Operating loss	1,378	751	2,519	1,684	21,836

Interest income, net	(5)	(4)	(26)	(6)	(60)
Gain from marketable securities, net	-	-	-	-	(6)
Interest on convertible notes and discount amortization 2	287	150	514	243	1,547
Revaluation of warrants	(363)	(2,826)	81	(1,640)	(589)
Gain on revaluation of liability for commission to underwriters	(158)	-	(143)	-	(247)
Other financing income, net	(24)	(12)	(52)	(6)	(282)

Net loss (profit)	1,115	(1,941)	2,893	275	22,199

Basic net loss (profit) per share	0.04	(0.09)	0.11	0.01	1.72

Diluted net loss (profit) per share	0.04	0.04	0.11	0.09	1.72

Weighted-average common shares used in computing
basic net loss (profit) per share	26,486,083	20,611,735	26,436,480	18,912,728	12,871,778

Weighted-average common shares used in computing
diluted net profit (loss) per share	26,486,083	20,669,946	26,436,480	19,676,882	12,871,778

1 The amounts for the three and six month periods ending June 30, 2011, June 30, 2010, and for the cumulative period include $50 thousand, $65 thousand, $21 thousand, $42 thousand, and $220 thousand to a related party, respectively.

2 The amounts for the three and six month periods ending June 30, 2011, June 30, 2010, and for the cumulative     period include $91 thousand, $182 thousand, $0 thousand, $0 thousand, and $241 thousand to a related party,  respectively.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
			from October 1,
			2004 (inception)
	Six month period ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011
	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(2,893)	$(275)	$(22,199)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase (decrease) in liability for employee severance benefits, net	22	(15)	241
Fair value adjustment of marketable securities	-	-	133
Depreciation	16	18	174
Stock-based payment compensation	262	215	2,298
Loss (gain) on revaluation of warrants	81	(1,640)	(589)
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	281	243	1,240
Gain on revaluation of liability for commission to underwriters	(143)	-	(247)
Changes in assets and liabilities:
Decrease (increase) in other current assets	(17)	13	(55)
Decrease (increase) in prepaid expenses	(18)	54	(78)
Decrease (increase) in Chief Scientist and BIRD foundation receivable	48	(224)	24
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Decrease (increase) in severance pay deposits	6	17	(247)
Increase in other assets	-	-	(25)
Increase (decrease) in accounts payable	(3)	(101)	76
Increase in employees and related liabilities	77	22	234
Increase (decrease) in accrued vacation pay	6	(7)	36
Increase in liability to BIRD Foundation	77	-	388
Increase (decrease) in accrued expenses	412	(90)	663

Net cash used in operating activities	(1,786)	(1,770)	(19,846)

Cash flows from investing activities:

Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Decrease in deposits	2,058	-	163
Sale of property and equipment	-	1	1
Acquisition of property and equipment	(9)	(7)	(232)

Net cash provided by (used in) investing activities	$2,049	$(6)	$2,184

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

			Cumulative
			from October 1,
			2004 (inception)
	Six month period ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011
	U.S. dollars in thousands

Cash flows from financing activities:
Issuance of common stock	$-	$3,042	$18,019
Exercise of stock options and warrants	25	-	109
Deferred stock issuance costs	-	34	(178)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series 1 option warrants	-	-	772
Issuance of Series 2 option warrants	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Purchase of treasury stock	-	-	(4,951)
Sale of treasury stock	-	-	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	25	3,076	21,325

Effect of currency exchange rate on cash	89	(82)	201

Increase in cash and cash equivalents	377	1,218	3,864
Cash and cash equivalents at beginning of period	3,487	624	-

Cash and cash equivalents at end of period	$3,864	$1,842	$3,864

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

			Cumulative
			from October 1,
			2004 (inception)
	Six month period ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011
	U.S. dollars in thousands
Conversion of stockholder loans	$-	$-	$360

Issuance of common stock to founders	-	-	43

Issuance of option warrants to underwriters	-	-	358

Exercise of stock options by Company consultants	-	-	1

Conversion of series A convertible preferred stock to common stock	-	-	33

Liability for commission to underwriters	$-	$-	$277

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drug-candidates for the treatment of various cancer types.  The leading drug-candidate developed by the Company BC-819 has been successfully tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and clinical trials.  The Company is now performing Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients and has just successfully completed a Phase I/IIa clinical trial on pancreatic cancer patients with BC-819. The Company is in deployment process towards initiation of an advanced Phase IIb clinical trial on pancreatic cancer patients. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has not generated any revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until November 2011, based on its current cash level. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Consolidated Financial Statements for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

F.	Development Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operations.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

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

The Company issued derivative instruments in the form of warrants to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) as part of the financing described in Note 3 below. The warrants have been recorded as a liability, at fair value, and changes in the fair value of the instruments are included in the Statement of Operations under the caption “Revaluation of warrants”.

I.            Net Loss (Profit) Per Share
.
Basic net loss (profit) per share (EPS) is computed by dividing the net loss (profit) for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss (profit) per share is computed by dividing the net loss (profit) for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. Diluted net loss per share for the three and six months ended June 30, 2010 , included the warrants to investors, as they have a dilutive effect.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

I.            Net Loss Per Share (cont’d)

The following table summarizes the securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future and were not included in the computation of basic and diluted EPS.

			Cumulative
			from October 1,
			2004 (inception)
	For the six month period ended June 30,		to June 30,
	2011	2010	2011
Series 2 Warrants	-	2,500,000	-
Series 3 Warrants	2,817,485	-	2,817,485
Series 4 Warrants	2,817,485	-	2,817,485
Warrants to underwriter	612,974	300,000	612,974
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible
notes payable	979,790	819,553	979,790
Warrants to private investors	10,438,283	10,278,046	10,438,283
Stock options to employees,
Directors and consultants under
Stock Option Plans	2,846,996	2,526,176	2,846,996

	24,591,225	20,501,987	24,591,225

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Note 2 – Fair Value Measurements

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

The Company’s warrants to noteholders are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the implied volatility of the Series 3 and Series 4 Warrants. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available.

The Company recorded a financing profit (loss) of approximately $363 thousand and  $(81) thousand and financing profits of $2,826 thousand, $1,640 thousand for the three and six months ended June 30, 2011 and June 30, 2010, respectively, and financing profits of $589 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which has been recorded in the statement of operations.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

 Note 2 – Fair Value Measurements (cont’d)

1.	Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
		Quoted
		Prices
		in Active	Significant
		Markets for Identical	Other Observable	Significant Unobservable
	June 30, 2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description	U.S. dollars in thousands
Cash equivalents	$3,864	$3,864	$-	$-
				-
Total Assets	$3,864	$3,864	$-	$-

Warrants to noteholders	$1,519	$-	$-	$1,519
Liability for commission to underwriters	$38	$-	$-	$38

Total Liabilities	$1,557	$-	$-	$1,557

		Fair value measurement at reporting date using
		Quoted
		Prices
		in Active	Significant
		Markets for Identical	Other Observable	Significant Unobservable
	June 30, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description	U.S. dollars in thousands
Cash equivalents	$1,842	$1,842	$-	$-
				-
Total Assets	$1,842	$1,842	$-	$-

Warrants to noteholders	$1,693	$-	$-	$1,693

Total Liabilities	$1,693	$-	$-	$1,693

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Note 2 – Fair Value Measurements (cont’d)

2.	The assumptions used in the fair value calculation for the Warrants and Convertible
             Notes Payable were as follows:

	As of	As of	As of
	June 30,	June 30,	December 31,
	2011	2010	2010
Market price of underlying stock	1.853 NIS	2.22 NIS	2.441 NIS
Exercise price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for
the debt feature of the Convertible Notes Payable	0.21%	1.53%	0.48%
Continuously compounded risk-free interest rate for
Warrants	0.48%	2.14%	0.84%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Notes Payable	1.08 years	2.08 years	1.58 years
Time in years until the expiration of the Warrants	2.08 years	3.08 years	2.58 years

Implied volatility for the underlying stock	86.53-94.24%	87.11-79.54%	55.79%

3.	The assumptions used in the fair value calculation for Liability for commission to underwriters were as follows:

As of
June 30,
2011
Market price of underlying stock	1.853 NIS
Continuously compounded risk-free interest rate	3.53-4.41%
Implied volatility for the underlying stock	78.82-94.24%

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Note 2 – Fair Value Measurements (cont'd)

3.	The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3), as of June 30, 2011:

A.   Warrants to noteholders:

Level 3
U.S. dollars
in thousands
Balance at December 31, 2010	1,453
Loss from revaluation of warrants to shareholders,
included in the statement of operations for the
six months ended June 30, 2011	81
Adjustment for foreign currency translation
differences	73

Balance at June 30, 2011	$1,607

Balance at December 31, 2009	3,400
Gain from revaluation of warrants to shareholders,
included in the statement of operations for the
six months ended June 30, 2010	(1,640)
Adjustment for foreign currency translation
differences	(67)

Balance at June 30, 2010	$1,693

B.   Liability for commission to underwriters:

Balance at December 31, 2010	$173
Gain from revaluation of liability for commission to underwriters	(143)
Adjustment for foreign currency translation differences	8

Balance at June 30, 2011	$38

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Note 2 – Fair Value Measurements (cont'd)

                          C. Convertible notes payable:

The Company has outstanding convertible notes payable, of which the fair values have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	June 30, 2011		June 30, 2010
U.S. dollars in thousands
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Convertible notes payable	1,519	3,451	866	3,390

The difference between the carrying amounts as compared to the fair value of the convertible notes payable represents the unamortized portion of the beneficial conversion feature of the convertible notes payable.

Note 3 – Convertible Notes Payable

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

 Note 3 – Convertible Notes Payable (cont’d)

U.S. dollars in thousands
Balance at December 31, 2010	$1,187

Movement during the six month period:

Accrued interest	-
Amortization of discount for the six month period ended June 30, 2011	332

Balance of Convertible Notes Payable for the six month period ended June 30, 2011	$1,519

U.S. dollars in thousands
Balance at December 31, 2009	$644

Movement during the six month period:

Accrued interest	140
Amortization of discount for the six month period ended June 30, 2010	82

Balance of Convertible Notes Payable for the six month period ended June 30, 2010	$866

Note 4 - Financial Instruments and Risk Management

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Note 5– Significant Events During the Period

A.
On March 6, 2011, the Company allocated options to twelve employees and consultants to purchase 350,888 shares of common stock, par value $0.01, at an exercise price of NIS 2.85 (the 22-day average closing price of the Company's shares on the TASE at the time of the Board of Directors allocation decision) (approximately $0.82) of which 167 thousand options vested immediately and the remainder will vest over an additional 12 calendar quarters. The fair value of the options is NIS 738 thousand and the Company recorded an expense of NIS 480 thousand during the six month period ended June 30, 2011.

The assumptions used in the Black-Scholes-Merton calculation of the value of the warrants were as follows:

Share price	2.61 NIS
Exercise price	2.85 NIS
Continuously compounded risk-free interest rate	4.69%
Implied volatility for the underlying stock	75%
Estimated life of the warrants	10

B.
During the six-month period ended June 30, 2011, 2011, the Company recorded an expense of NIS 163 thousand on account of a pending allocation of options to employees to purchase 430,000 shares of common stock, par value $0.01, at an exercise price of NIS 1.86 -2.9 (the 22-day average closing price of the Company's shares on the TASE at the time of the Board of Directors allocation decision)  of which 34 thousand options vested immediately and the remainder will vest over an additional 16 calendar quarters. The fair value of the options is NIS 601 thousand.

The assumptions used in the Black-Scholes-Merton calculation of the value of the warrants were as follows:

Share price	1.72 NIS
Exercise price	1.86-2.9 NIS
Continuously compounded risk-free interest rate	4.46%
Implied volatility for the underlying stock	81.8%
Estimated Life of the warrants	10

.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of June 30, 2011 (Unaudited)

Note 6– Subsequent Events

A.
Following disagreements between the Company and Tikcro Technologies Ltd. regarding the scope of consulting services provided to the Company between July 2008 and July 2009, and following the request of the parties to attempt arbitration (which had not yet commenced), the Company and Tikcro agreed that the Company would pay Tikcro half of the agreed consulting fee for the aforementioned period, in return for mutual waivers of claims regarding this matter, subject to the approval of a general meeting to be called of the stockholders of the Company. To this end, the Company accrued $30 thousand for such payment.

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

We and our wholly owned subsidiary in Israel, BioCancell Therapeutics Israel Ltd., focus our activities on the research and development of drugs for the treatment of various cancer types. The leading drug-candidate developed by us, BC-819, has been tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and a Phase I/IIa clinical trial. We are now performing a Phase IIb clinical trial on bladder cancer patients, a Phase I/IIa clinical trial on ovarian cancer patients, and we recently completed a Phase I/IIa clinical trial in pancreatic cancer and are deploying towards an advanced Phase IIb clinical trial on pancreatic cancer patients.

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

From our inception, we have raised a cumulative amount of $21,325,000, including amounts received as a result of the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008, we executed a private placement to Clal Biotechnology Industries Ltd., or CBI, from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd. ("Tikcro"), CBI and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. (together, the "Three Institutional Investors"), whereby the Three Institutional Investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable, convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements to the Three Institutional Investors were approximately $3,650,000 (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, for total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, for total proceeds of $552,000. Following the sale, we no longer hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of common stock at a price of approximately $0.78 per share, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of approximately $1.12. The aggregate gross proceeds from the March 2010 private placements were $3,285,000 at an approximate price of $0.78 per share (net proceeds of $2,694,000). On November 18, 2010, we consummated a public offering, whereby investors received an aggregate amount of 5,634,970 shares of common stock at a price of NIS 3.30 per share (approximately $0.90 per share), 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 10,397,000 (approximately $1.01 per share) exercisable immediately upon their issuance with a life of two years and 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 12,481,000 (approximately $1.21 per share) exercisable immediately upon their issuance with a life of four years. The aggregate gross proceeds from the November 2010 offering were $5,104,000 (NIS 18,595,000) and the net proceeds were $4,196,000 (NIS 15,277,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit, accumulated during the development stage through June 30, 2011, aggregated $22,199,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe that we have sufficient cash to meet our planned operating needs until December 2011, based on our current cash levels.

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

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are currently conducting or preparing to conduct three main research and development projects: clinical trials for each of bladder, ovarian and pancreatic cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials and the granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, we expect to receive final FDA approval and commence sales in 2017. On account of anticipated FDA fast-track development for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2018, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

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

Results of Operations

Three and Six Months Ended June 30, 2011 and June 30, 2010 and the Development Stage Period (cumulative from inception to June 30, 2011)

Research and Development Expenses

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative From Inception to June 30, 2011
	U.S. Dollars in Thousands
Research and Development Expenses, Gross	$963	$477	$1,653	$1,011	$15,129
Research and Development Expenses, Net	788	279	1417	784	12,486

Research and development expenses, gross increased by approximately $486,000, or 102%, to $963,000 for the three months ended June 30, 2011, from $477,000 for the three months ended June 30, 2010. Research and development expenses, gross increased due to preparations for a Phase IIb pancreatic cancer clinical trial (as compared to the smaller Phase I/IIa pancreatic cancer clinical trial carried out in 2010), increased bladder cancer clinical trial expenses (mainly due to increased hospital expenses), and increased patent expenses and pre-clinical compensation. Salary expenses for clinical trial and pre-clinical personnel, increased by $37,000 for the three months ended June 30, 2011 to $312,000 (inclusive of $47,000 stock-based compensation to employees and directors)  from $275,000 (inclusive of $22,000 stock-based compensation to employees and directors).

It is anticipated that our level of research and development expenses will increase as our clinical trials move forward, depending upon the enrollment of patients and the availability of funding.

 Research and development expenses, net increased by $509,000, or 182%, to $788,000 for the three months ended June 30, 2011, from $279,000 for the three months ended June 30, 2010. Research and development expenses, net, increased for the reasons described above, as well as decreased funding of $23,000 from OCS and other grants.

Research and development expenses, gross increased by approximately $642,000, or 63%, to $1,653,000 for the six months ended June 30, 2011, from $1,011,000 for the six months ended June 30, 2010. Research and development expenses, gross increased due to preparations for a Phase IIb pancreatic cancer clinical trial (as compared to the smaller Phase I/IIa pancreatic cancer clinical trial carried out in 2010), increased bladder cancer clinical trial expenses (mainly due to increased hospital expenses), recording of a liability to repay a grant received from the BIRD Foundation following the successful completion of the Phase I/IIa pancreatic cancer clinical trial, and increased patent expenses and pre-clinical compensation. Salary expenses for clinical trial and pre-clinical personnel  increased by $70,000 for the six months ended June 30, 2011 to $609,000 (inclusive of $115,000 stock-based compensation to employees and directors)  from $539,000 (inclusive of $52,000 stock-based compensation to employees and directors)  for the six months ended June 30, 2010.

 Research and development expenses, net increased by $633,000, or 81%, to $1,417,000 for the six months ended June 30, 2011, from $784,000 for the six months ended June 30, 2010. Research and development expenses, net, increased for the reasons described above, as well as increased funding of $9,000 from OCS and other grants.

The following table summarizes information about our research and development expenses for the three months and six months ended June 30, 2011 and June 30, 2010 and the cumulative period from inception to June 30, 2011:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010		Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative From Inception to June 30, 2011
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	$-	$		$-	$-	$897
Bladder cancer Phase IIb	92		22	129	42	2,689
Pancreatic cancer Phase I/IIa	133		45	265	78	1,248
Pancreatic cancer Phase IIb	181			235		255
Ovarian cancer Phase I/IIa	76		61	138	131	2,104
Liver cancer	-			-		20
Clinical trial compensation	162		172	304	327	2,003
General expenses	9		3	16	7	90
	653		303	1,087	585	9,306
Pre-clinical expenses:
Compensation	150		103	305	212	4,266
Material	45		29	82	62	449
Patents	105		22	145	107	685
Depreciation	7		8	14	16	162
General expenses	3		12	20	29	261
	310		174	566	426	5,823
	963		477	1,653	1,011	15,129
Less: Chief Scientist and BIRD Foundation grants	(175)		(198)	(236)	(227)	(2,643)
Total Research and Development Expenses, Net	$788		$279	$1,417	$784	$12,486

General and Administrative Expenses

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative From Inception to June 30, 2011
	U.S. Dollars in Thousands
General and Administrative Expenses	$590	$472	$1,102	$900	$9,350

General and administrative expenses increased by $118,000, or 25%, to $590,000 for the three months ended June 30, 2011 from $472,000 for the three months ended June 30, 2010. General and administrative expenses increased due primarily to higher professional service fees and consulting fees. The main components of general and administrative expenses were compensation costs of $272,000 (inclusive of $40,000 stock-based compensation to employees and directors)  as compared to $268,000 (inclusive of $68,000 stock-based compensation provided to employees and directors), and professional service and consulting fees of $256,000 as compared to $151,000, for the three-month periods ended June 30, 2011 and 2010, respectively.

General and administrative expenses increased by $202,000, or 22%, to $1,102,000 for the six months ended June 30, 2011 from $900,000 for the six months ended June 30, 2010. General and administrative expenses increased due primarily to higher professional service fees and consulting fees. The main components of general and administrative expenses were compensation costs of $574,000 (inclusive of $121,000 stock-based compensation to employees and directors)  as compared to $570,000 (inclusive of $162,000 stock-based compensation provided to employees and directors), and professional service and consulting fees of $413,000 as compared to $225,000, for the six-month periods ended June 30, 2011 and 2010, respectively.

The following table summarizes information about our general and administrative expenses for the three and six months ended June 30, 2011 and June 30, 2010 and the cumulative period from inception to June 30, 2011:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative From Inception to June 30, 2011
	U.S. Dollars in Thousands
Compensation	$272	$268	$574	$570	$4,937
Professional services and consulting fees	256	151	413	225	3,065
Rent & office related expenses	31	28	59	57	667
Travel	4	-	4	-	143
Insurance	10	8	20	16	113
Corporate fees	7	5	13	11	122
Other general expenses	10	12	19	21	303
Total General and Administrative Expenses	$590	$472	$1,102	$900	$9,350

Non-operating expenses (income), net

Non-operating income, net, decreased by $2,429,000 to $263,000 for the three months ended June 30, 2011 from $2,692,000 for the period ended June 30, 2010. The decrease in non-operating income, net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments, as described in “Accounting for Stock-based Compensation” below. The primary driver of the adjustment of our warrants was the decrease in our stock price as compared to the comparable quarter. An increase in the price of our common stock, among other factors, increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock, among other factors, decreases the value of the warrants and thus results in a gain in our income statement. We recorded income of approximately $521,000 as compared to $2,826,000 for the three months ended June 31, 2011 and 2010, respectively, resulting from revaluation of warrants to shareholders and liability for commissions to underwriters. Both the revaluation of warrants and revaluation of commissions to underwriters are non-cash items.

Non-operating expenses (income), net, increased by $1,783,000 to $374,000 for the six months ended June 30, 2011 from income of $(1,409,000) for the period ended June 30, 2010. The increase in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments, as described in “Accounting for Stock-based Compensation” below. The primary driver of the adjustment of our warrants was the decrease in our stock price as compared to the comparable quarter. An increase in the price of our common stock, among other factors, increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock, among other factors, decreases the value of the warrants and thus results in a gain in our income statement. We recorded a charge of approximately $(62,000) as compared to $(1,640,000) for the six months ended June 30, 2011 and 2010, respectively, resulting from revaluation of warrants to shareholders and liability for commissions to underwriters. Both the revaluation of warrants and revaluation of commissions to underwriters are non-cash items.

The following table summarizes information about our non-operating expenses (income), net, for the three months and six months ended June 30, 2011 and June 30, 2010 and the cumulative period from inception to June 30, 2011:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative From Inception to June 30, 2011
	U.S. Dollars in Thousands
Interest expense (income), net	$(5)	$(4)	$(26)	$(6)	$(60)
Gain from marketable securities, net	-	-	-	-	(6)
Interest on convertible notes and discount amortization	287	150	514	243	1,547
Revaluation of warrants	(363)	(2,826)	81	(1,640)	(589)
Loss (gain) on revaluation of liability for commission to underwriters	(158)	-	(143)	-	(247)
Other financing expense (income), net	(24)	(12)	(52)	(6)	(282)
	$(263)	$(2,692)	$374	$(1,409)	$363

Our warrants to noteholders are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, and the implied volatility of the Series 3 Warrants and 4 Warrants.

The following table shows the changes in the underlying parameters used in the valuation of the Warrants:

	As of	As of	As of
	June 30,	June 30,	December 31,
	2011	2010	2010
Market price of underlying stock	1.853 NIS	2.22 NIS	2.441 NIS
Exercise price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for the debt feature of the Convertible Notes Payable	0.21%	1.53%	0.48%
Continuously compounded risk-free interest rate for Warrants	0.48%	2.14%	0.84%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Notes Payable	1.08 years	2.08 years	1.58 years
Time in years until the expiration of the Warrant	2.08 years	3.08 years	2.58 years

Implied volatility for the underlying stock	86.53%	79.54-87.11%	55.79%

Prior to the adoption of the Binomial model in the second quarter of 2009, the Company’s warrants to noteholders were valued using the Black-Scholes-Merton model. Given the effect of recent foreign currency fluctuations on the exercise price of the Warrants throughout the life of the Warrant, the Company’s assumptions have changed regarding the possible exercise patterns, and these possibilities can be addressed through the Binomial model in contrast to the Black–Scholes-Merton model (which only allows for one exercise date). The change in the model did not have a material impact on our consolidated financial position, results of our operations or cash flows. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the implied volatility of the Series 3 and Series 4 Warrants. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available.

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

We are currently operating under a material liquidity deficiency. We believe that we have sufficient cash to meet our planned operating needs until November 2011, based on our current cash levels. We therefore will need to raise substantial additional capital through future equity or debt financing to finance our initiatives and are currently evaluating potential alternatives.

In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Exchange Act.  Our research and development activity is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization, and we may be unable to obtain regulatory approval for any of our prospective therapeutic products.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative From Inception to June 30, 2011
	U.S. Dollars in Thousands
Net cash used in operating activities	$(1,786)	$(1,770)	$(19,846)
Net cash provided by (used in) investing activities	$2,049	$(6)	$2,184
Net cash provided by financing activities	$25	$3,076	$21,325

As of June 30, 2011, we had $3,864,000 in cash, cash equivalents, and short-term deposits, a decrease of $1,616,000 from December 31, 2010.

Operating Activities

Net cash used in operations was $1,786,000 for the six months ended June 30, 2011 as compared to net cash used in operating activities of $1,770,000 for the six months ended June 30, 2010. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $2,893,000 and our net cash used in operations was attributable mostly to accrued interest and amortization of discounts to notes payable, stock-based payment compensation, and accrued expenses.

Currently all of our funds are held as cash and cash equivalents. As of June 30, 2011, we have no material commitments for capital expenditures. Net cash used by operations from our inception is attributable mostly to our net loss offset by non-cash items, primarily change in fair value of our warrants and stock-based compensation, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used in operations will increase as our clinical trials move forward. Our cash reserves are currently the main source of funding for our current operations, in addition to grants from the OCS and other sources. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on our ability to secure future funding.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2011 is mainly attributable to decrease in deposits, and June 30, 2010 is mainly attributable to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to our investment in short-term deposits and to the proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities

Net cash flow provided by financing activities was $25,000 for the six months ended June 30, 2011 as compared to net cash provided by financing activities of $3,076,000 for the six months ended June 30, 2010. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of our common stock of our stock at a price of approximately $0.78, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of about $1.12. The aggregate gross proceeds of these private placements were $3,285,000 at an approximate price of $0.78 per share (with net proceeds of $2,694,000), as summarized together with other financing activity since inception under "Overview" above.

Cash flow provided by financing activities for the development stage period (cumulative from inception to June 30, 2011) stems from the net proceeds from private placements to institutional and individual investors and from a public offering in 2010, the net proceeds from a private placement of common shares and warrants to the Three Institutional Investors in 2008, the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, and the exercise of stock options less the purchase of treasury stock.

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

As discussed above, in March 2010 we received net proceeds of $2,694,000 from a private placement, and on November 18, 2010 we consummated a public offering pursuant to a registration statement on Form S-1 filed with the SEC and an Israeli shelf prospectus for which we received aggregate gross proceeds of $5,104,000 and net proceeds of $4,196,000.  On June 20, 2011, a post-effective amendment to the registration statement on Form S-1 was declared effective by the SEC.

Future Operations

As discussed above, we believe we have sufficient cash to meet our planned operating needs until November 2011, based on our current cash levels. Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  The audit report covering our December 31, 2010 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2011 aggregated $22,199,000, and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our products for the market.

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

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to our share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $88,000 and $91,000 for the three months ended June 30, 2011 and June 30, 2010, respectively, $236,000 and $215,000 for the six months ended June 30, 2011 and June 30, 2010, respectively, and $2,272,000 for the development stage period (cumulative from inception to June 30, 2011).

The parameter used from 2004 – 2005 to value options for employees was the price of the share on grant date, a method described above. The parameters used to value grants from 2006 – 2011 were based on the Black-Scholes-Merton model for valuing options for employees, as follows:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.37%	$0.10
2009	0.8	10 years	4.96%	$0.63
2010	0.9	7-10 years	4.97%	$0.88
2011	0.75-0.818	10 years	4.46-4.69%	$0.54-0.84

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

Valuation of Financial Instruments Issued in Private Placement Financing

On July 30, 2008 we completed private placements with the Three Institutional Investors, for the purchase of: (i) shares of our common stock, (ii) debentures convertible into shares of our common stock and (iii) warrants to purchase shares of our common stock.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

N/A

Item 4. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BioCancell Therapeutics Inc.

Date: August 11, 2011	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: August 11, 2011	By:	/s/ JONATHAN BURGIN

Jonathan Burgin
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