Form 10-Q/A
period 2011-06-30
BIOCANCELL THERAPEUTICS INC.
filed 2011-08-30
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A
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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 originally filed with the Securities and Exchange Commission on August 11, 2011 (“Q2 2011 Form 10-Q”), is being filed solely for the purposes of furnishing Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T. This Exhibit was not previously filed.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of the Q2 2011 Form 10-Q, or reflect any events that have occurred after the Q2 2011 Form 10-Q was originally filed.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

Exhibits

3.1
Amended and Restated Certificate of Incorporation of BioCancell Therapeutics Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-162088, as filed on November 5, 2010), which information is incorporated herein by this reference.*

3.2
Second Amended and Restated Bylaws of BioCancell Therapeutics Inc., filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-156252, effective June 22, 2009), which information is incorporated herein by this reference.*

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from BioCancell Therapeutics Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 11, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Balance Sheets (Parenthetical) as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, and the 81 months ended June 30, 2011, (iv) Consolidated Statements of Operations (Parenthetical) for the three and six months ended June 30, 2011 and 2010, and the 81 months ended June 30, 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and the 81 months ended June 30, 2011, (vi) Notes to the Consolidated Financial Statements.

* Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioCancell Therapeutics Inc.

Date: August 30, 2011	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: August 30, 2011	By:	/s/ JONATHAN BURGIN

Jonathan Burgin
Chief Financial Officer
(Principal Financial Officer)