Form 10-Q
period 2011-09-30
BIOCANCELL THERAPEUTICS INC.
filed 2011-11-07
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011

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
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 26,685,022 as of November 6, 2011.

BIOCANCELL THERAPEUTICS INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 and from inception through September 30, 2011	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and from inception through September 30, 2011	4

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Reserved.

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements As of September 30, 2011 (Unaudited)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		September 30,	December 31,
		2011	2010
	Note	U.S. dollars in thousands
Current assets
Cash and cash equivalents		$1,792	$3,487
Short - term deposits		-	1,993
Receivable from Chief Scientist and BIRD Foundation		-	96
Prepaid expenses		344	88
Other current assets		46	39

Total current assets		2,182	5,703

Long-term assets
Deposits in respect of employee severance benefits		260	288
Prepaid expenses and other assets		354	33

Total long-term assets		614	321

Property and equipment, net of $184 thousand
and $172 thousand accumulated depreciation as of
September 30, 2011 and December 31, 2010, respectively		75	88

Total assets		$2,871	$6,112

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		September 30,	December 31,
		2011	2010
	Note	U.S. dollars in thousands
Current liabilities
Accounts payable 1		$140	$99
Accrued expenses and others 2		641	319
Accrued vacation pay		60	67
Employees and related liabilities		140	141
Liability to BIRD Foundation		480	327
Liability for commission to underwriters		19	173
Convertible notes payable	2,3	1,795	-

Total current liabilities		3,275	1,126

Long-term liabilities
Liability for employee severance benefits		277	243
Convertible notes payable	2,3	-	1,187
Warrants to noteholders	2	801	1,453

Total long-term liabilities		1,078	2,883

Stockholders' equity (deficit)
Common stock, $0.01 par value per share (65,000,000 shares authorized as of
September 30, 2011 and December 31, 2010, and 26,685,022 and
26,361,083 shares issued and outstanding as of
September 30, 2011, and December 31, 2010, respectively)		266	264
Additional paid-in capital		24,640	24,243
Accumulated other comprehensive income		358	329
Accumulated deficit		(26,746)	(22,733)

Total stockholders' equity (deficit)		(1,482)	2,103

Total liabilities and stockholders' equity		$2,871	$6,112

1 The amount recorded as of September 30, 2011 includes $8 thousand to a related party.

2 The amounts recorded as of September 30, 2011 and December 31, 2010 include $85 thousand and $23 thousand, respectively, to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three month period ended		Nine month period ended		Cumulative from inception through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
	U.S. dollars in thousands
	(except share and per share data)

Research and development costs	$991	374	$2,644	1,385	$16,120
Less: Chief Scientist and BIRD Foundation grants	(96)	(172)	(332)	(399)	(2,739)

Research and development costs, net	895	202	2,312	986	13,381
General and administrative costs 1	466	402	1,568	1,302	9,816

Operating loss	1,361	604	3,880	2,288	23,197

Interest (income) expense, net	49	(4)	23	(10)	(11)
Gain from marketable securities, net	-	-	-	-	(6)
Interest on convertible notes and discount amortization 2	363	90	877	333	1,910
Revaluation of warrants	(712)	861	(631)	(779)	(1,301)
Gain on revaluation of liability for commission to underwriters	(17)	-	(160)	-	(264)
Other financing income (expense), net	76	19	24	13	(206)

Net loss	$1,120	$1,570	$4,013	$1,845	$23,319

Other comprehensive loss (income)
Foreign currency translation adjustment loss (gain)	$(49)	$66	$(29)	$69	$(358)

Total other comprehensive loss (income)	$(49)	$66	$(29)	$69	$(358)

Comprehensive loss	$1,071	$1,636	$3,984	$1,914	$22,961

Basic net loss per share	$0.04	$0.08	$0.15	$0.09	$1.75
Diluted net loss per share	$0.04	$0.08	$0.15	$0.09	$1.80

Weighted-average common shares used in computing
basic net loss per share	26,679,488	20,636,117	26,520,217	19,487,250	13,361,679

Weighted-average common shares used in computing
diluted net loss per share	26,679,488	20,636,117	26,520,217	19,487,250	13,683,221

1 The amounts for the three and nine month periods ending September 30, 2011, September 30, 2010, and for the cumulative period include $13 thousand, $78 thousand, $19 thousand, $61 thousand, and $233 thousand to a related party, respectively.

2 The amounts for the three and nine month periods ending September 30, 2011, September 30, 2010, and for the cumulative  period include $91 thousand, $273 thousand, $0 thousand, $0 thousand, and $332 thousand to a related party, respectively.
The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
			from October 1,
			2004 (inception)
	Nine month period ended		through
	September 30,	September 30,	September 30,
	2011	2010	2011
	U.S. dollars in thousands
Net loss	$(4,013)	$(1,845)	$(23,319)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase (decrease) in liability for employee severance benefits, net of deposit	47	(2)	266
Fair value adjustment of marketable securities	-	-	133
Depreciation	23	25	181
Stock-based payment compensation	304	294	2,340
Gain on revaluation of warrants	(631)	(779)	(1,301)
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	625	333	1,584
Gain on revaluation of liability for commission to underwriters	(160)	-	(264)
Changes in assets and liabilities:
Decrease (increase) in other current assets	(9)	45	(47)
Decrease (increase) in prepaid expenses	(272)	80	(332)
Decrease (increase) in Chief Scientist and BIRD foundation receivable	96	(76)	72
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Decrease in severance pay deposits	16	1	(237)
Increase in prepaid expenses and other assets	(338)	-	(363)
Increase (decrease) in accounts payable	46	(170)	125
Increase (decrease) in employees and related liabilities	5	(22)	162
Decrease in accrued vacation pay	(4)	(17)	26
Increase in liability to BIRD Foundation	175	-	486
Increase (decrease) in accrued expenses	352	(110)	603

Net cash used in operating activities	(3,738)	(2,243)	(21,798)

Cash flows from investing activities:

Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Proceeds from deposits, net	2,058	-	163
Sale of property and equipment	-	1	1
Acquisition of property and equipment	(14)	(8)	(237)

Net cash provided by (used in) investing activities	$2,044	$(7)	$2,179

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

			Cumulative
			from October 1,
			2004 (inception)
	Nine month period ended		through
	September 30,	September 30,	September 30,
	2011	2010	2011
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock	$-	$3,059	$18,019
Exercise of stock options and warrants	95	-	179
Payment of deferred stock issuance costs	-	32	(178)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series 1 option warrants	-	-	772
Issuance of Series 2 option warrants	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Purchase of treasury stock	-	-	(4,951)
Sale of treasury stock	-	-	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	95	3,091	21,395

Effect of currency exchange rate on cash	(96)	12	16

Increase (decrease) in cash and cash equivalents	(1,695)	853	1,792
Cash and cash equivalents at beginning of period	3,487	624	-

Cash and cash equivalents at end of period	$1,792	$1,477	$1,792

Supplemental disclosures of cash flow information:

Interest paid on Convertible Notes Payable	$273	$-	$273

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

			Cumulative
			from October 1,
			2004 (inception)
	Nine month period ended		through
	September 30,	September 30,	September 30,
	2011	2010	2011
	U.S. dollars in thousands
Conversion of stockholder loans	$-	$-	$360

Issuance of common stock to founders	$-	$-	$43

Issuance of option warrants to underwriters	$-	$-	$358

Exercise of stock options by Company consultants	$-	$-	$1

Conversion of series A convertible preferred stock to common stock	$-	$-	$33

Liability for commission to underwriters	$-	$-	$277

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drug-candidates for the treatment of various cancer types.  The leading drug-candidate developed by the Company BC-819 has been successfully tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and clinical trials. The Company is now performing a Phase IIb clinical trial on pancreatic cancer patients, a Phase IIb clinical trial on bladder cancer patients and Phase I/IIa clinical trial on ovarian cancer patients. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has not generated any revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company is initiating activities to raise capital for ensuring future operations although there are still significant doubts as to the ability of the Company to continue operating as a “going concern”. The Company believes that it has sufficient cash to meet its planned operating needs until December 2011, based on its current cash position. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”. As to current financing efforts, see note 6a - Subsequent Events.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Consolidated Financial Statements for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

F.	Development Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operations.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

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

I.            Net Loss Per Share

.
Basic net loss per share (EPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. Diluted net loss per share for the cumulative period from inception through September 30, 2011, included the warrants to private investors, as they have a dilutive effect.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies (cont’d)

I.            Net Loss Per Share (cont’d)

The following table summarizes the securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future and were not included in the computation of basic and diluted EPS, as their effect would have been anti-dilutive.

			Cumulative
			from October 1,
			2004 (inception)
	For the nine month period ended September 30,		to September 30,
	2011	2010	2011
Series 2 Warrants	-		-
Series 3 Warrants	2,817,485	-	2,817,485
Series 4 Warrants	2,817,485	-	2,817,485
Warrants to underwriter	612,974	415,750	612,974
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible
notes payable	979,790	939,562	979,790
Warrants to private investors	10,438,283	10,398,055	4,157,500
Stock options to employees,
Directors and consultants under
Stock Option Plans	2,731,752	2,346,176	2,731,752

	24,475,981	18,177,755	18,195,198

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

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

The Company’s warrants to noteholders are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the implied volatility of the Series 3 and Series 4 Warrants. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available, and therefore the warrants are classified with Level 3.

The Company recorded a financing gain of approximately $712 thousand and $631 thousand, a financing gain (loss) of $(861) thousand and $779 thousand for the three and nine months ended September 30, 2011 and September 30, 2010, respectively, and financing gain of $1,301 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which has been recorded in the Statement of Operations.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

 Note 2 – Fair Value Measurements (cont’d)

1. Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$801	$-	$-	$801

		Fair value measurement at reporting date using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$2,863	$-	$-	$2,863

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

Note 2 – Fair Value Measurements (cont’d)

2.	The assumptions used in the fair value calculation for the Warrants and Convertible Notes Payable were as follows:

	As of	As of	As of
	September 30,	September 30,	December 31,
	2011	2010	2010
Market price of underlying stock	1.406 NIS	2.839 NIS	2.441 NIS
Exercise price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for
the debt feature of the Convertible Notes Payable	0.11%	1.68%	0.48%
Continuously compounded risk-free interest rate for
Warrants	0.23%	2.25%	0.84%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Notes Payable	0.83 years	1.83 years	1.58 years
Time in years until the expiration of the Warrants	1.83 years	2.83 years	2.58 years

Implied volatility for the underlying stock	55.01-65.65%	84.63-92.46%	55.79%

3.	The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3), as of September 30, 2011:

 Warrants to noteholders:

Level 3
U.S. dollars
in thousands
Balance at December 31, 2010	$1,453
Gain from revaluation of warrants to shareholders,
included in the statement of operations for the
nine months ended September 30, 2011	(631)
Adjustment for foreign currency translation
differences	(21)

Balance at September 30, 2011	$801

Balance at December 31, 2009	$3,400
Gain from revaluation of warrants to shareholders,
included in the statement of operations for the
nine months ended September 30, 2010	(779)
Adjustment for foreign currency translation
differences	62

Balance at September 30, 2010	$2,683

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

Note 2 – Fair Value Measurements (cont'd)

                          Convertible notes payable:

The Company has outstanding convertible notes payable, of which the fair values have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	September 30, 2011		December 31, 2010
U.S. dollars in thousands
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Convertible notes payable	$1,795	$2,952	$1,187	$3,612

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

The Convertible Notes Payable were initially classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable accrued to the value of the instrument, until October 2010 at which point, the Company commenced paying the interest, as described above. The Convertible Notes Payable are due, if not earlier converted, in July 2012, therefore they have been classified as current liabilities as of September 30, 2011.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

 Note 3 – Convertible Notes Payable (cont’d)

U.S. dollars in thousands
Balance at December 31, 2010	$1,187

Movement during the nine month period:

Amortization of discount for the nine month period ended September 30, 2011	608

Balance of Convertible Notes Payable as of September 30, 2011	$1,795

U.S. dollars in thousands
Balance at December 31, 2009	$644

Movement during the nine month period:

Accrued interest	211
Amortization of discount for the nine month period ended September 30, 2010	148

Balance of Convertible Notes Payable as of September 30, 2010	$1,003

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2011 (Unaudited)

Note 5– Significant Events During the Period

A.
On March 6, 2011, the Company allocated options to twelve employees and consultants to purchase 350,888 shares of common stock, par value $0.01, at an exercise price of NIS 2.85 (the 22-day average closing price of the Company's shares on the TASE at the time of the Board of Directors allocation decision) (approximately $0.82) of which 167 thousand options vested immediately and the remainder will vest over an additional 12 calendar quarters. The fair value of the options is $208 thousand (NIS 738 thousand) and the Company recorded an expense of $13 thousand (NIS 48 thousand) and $149 thousand (NIS 528 thousand) during the three and nine month period ended September 30, 2011,  respectively.

The assumptions used in the Black-Scholes-Merton calculation of the value of the warrants were as follows:

Share price	2.61 NIS
Exercise price	2.85 NIS
Continuously compounded risk-free interest rate	4.69%
Implied volatility for the underlying stock	75%
Expected dividend rate	0%
Estimated life of the warrants	10

B.
In June, 2011, the Company allocated options to employees to purchase 560 tousand shares of common stock, par value $0.01, at an exercise price of NIS 1.86 -2.9 (the 22-day average closing price of the Company's shares on the TASE at the time of the Board of Directors allocation decision) of which 34 thousand options vested immediately and the remainder will vest over an additional 16 calendar quarters. The fair value of the options is $174 thousand (NIS 619 thousand) and the Company recorded an expense of $9 thousand (NIS 31 thousand) and $50 thousand (NIS 178 thousand) during the three and nine month period ended September 30, 2011,  respectively.

The assumptions used in the Black-Scholes-Merton calculation of the value of the warrants were as follows:

Share price	1.42 NIS
Exercise price	1.86-2.9 NIS
Continuously compounded risk-free interest rate	3.83%
Implied volatility for the underlying stock	81%
Expected dividend rate	0%
Estimated Life of the warrants	10

C.
Following disagreements between the Company and Tikcro Technologies Ltd. regarding the scope of consulting services provided to the Company between July 2008 and July 2009, and following the request of the parties to attempt arbitration (which had not yet commenced), the Company and Tikcro agreed that the Company would pay Tikcro half of the agreed consulting fee for the aforementioned period, in return for mutual waivers of claims regarding this matter, subject to the approval of a general meeting to be called of the stockholders of the Company to be called. Accordingly, the Company accrued $30 thousand for such payment.

D.
In July 2011, the Subsidiary received from the OCS approval of the new grants for two additional research and development programs with a budget of $1,590 thousand (covering 50% of expenses in Israel and 30% of expenses overseas) and totaling an anticipated grant of $592 thousand.

Note 6– Subsequent Events

a.
The Board of Directors has authorized management to raise additional capital funds at terms to be approved by the board. The fundraising may be subject to shareholder approval by special majority and Tel Aviv Stock Exchange approval to register the securities.

b.
On October 9, 2011, the Board of Directors approved, subject to approval of a general meeting of stockholders, an issuance of options to the Chief Scientist of the company to purchase 300,000 shares of common stock, par value $0.01, at an exercise price of NIS 1.583 (the 22-day average closing price of the Company's shares on the TASE at the time of the Board of Directors allocation decision) vesting over 16 calendar quarters.

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

We and our wholly owned subsidiary in Israel, BioCancell Therapeutics Israel Ltd., focus our activities on the research and development of drugs for the treatment of various cancer types. The leading drug candidate developed by us, BC-819, has been tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and Phase I/IIa clinical trials. We are now performing a Phase IIb clinical trial on pancreatic cancer patients, Phase IIb clinical trial on bladder cancer patients, and a Phase I/IIa clinical trial on ovarian cancer patients.

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

From our inception, we have raised a cumulative amount of $21,396,000, including amounts received as a result of the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008, we executed a private placement to Clal Biotechnology Industries Ltd., or CBI, from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd. ("Tikcro"), CBI and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. (together, the "Three Institutional Investors"), whereby the Three Institutional Investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable, convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements to the Three Institutional Investors were approximately $3,650,000 (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, for total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, for total proceeds of $552,000. Following the sale, we no longer hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of common stock at a price of approximately $0.78 per share, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of approximately $1.12. The aggregate gross proceeds from the March 2010 private placements were $3,285,000 at an approximate price of $0.78 per share (net proceeds of $2,694,000). On November 18, 2010, we consummated a public offering, whereby investors received an aggregate amount of 5,634,970 shares of common stock at a price of NIS 3.30 per share (approximately $0.90 per share), 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 10,397,000 (approximately $1.01 per share) exercisable immediately upon their issuance with a life of two years and 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 12,481,000 (approximately $1.21 per share) exercisable immediately upon their issuance with a life of four years. The aggregate gross proceeds from the November 2010 offering were $5,104,000 (NIS 18,595,000) and the net proceeds were $4,196,000 (NIS 15,277,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our net loss, accumulated during the development stage through September 30, 2011, aggregated $23,319,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe that we have sufficient cash to meet our planned operating needs until December 2011, based on our current cash levels.

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

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are currently conducting or preparing to conduct three main research and development projects: clinical trials for each of bladder, pancreatic and ovarian cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials, obtaining fast-track designation from the FDA and the granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, and assuming sufficient financial resources, we expect to receive final FDA approval in 2018. On account of anticipated FDA fast-track status for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2018, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

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

The cost of stock-based compensation awards is measured at their fair value at the date of the award. Fair value is determined using the Black-Scholes-Merton option pricing model. We have accounted for stock-based compensation in this way since our inception.

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

Income Tax Expense

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not more likely than not to be realized. ASC subtopic 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Results of Operations

Three and Nine Months Ended September 30, 2011 and September 30, 2010 and the Development Stage Period (cumulative from inception to September 30, 2011)

Research and Development Expenses

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative From Inception to September 30, 2011
	U.S. Dollars in Thousands
Research and Development Expenses, Gross	$991	$374	$2,644	$1,385	$16,120
Research and Development Expenses, Net	895	202	2,312	986	13,381

Research and development expenses, gross increased by approximately $617,000, or 165%, to $991,000 for the three months ended September 30, 2011, from $374,000 for the three months ended September 30, 2010. Research and development expenses, gross increased due to preparations for, and commencement of, a large international Phase IIb pancreatic cancer clinical trial (as compared to the smaller Phase I/IIa pancreatic cancer clinical trial carried out in 2010), increased bladder cancer clinical trial expenses (mainly due to increased hospital expenses and material expenses), and increased patent expenses and pre-clinical compensation. Salary expenses for clinical trial and pre-clinical personnel, increased by $111,000 for the three months ended September 30, 2011 to $298,000 (inclusive of $16,000 stock-based compensation to employees) from $187,000 (inclusive of $18,000 stock-based compensation to employees).

It is anticipated that our level of research and development expenses will increase as our clinical trials move forward, depending upon the enrollment of patients and the availability of funding.

 Research and development expenses, net increased by $693,000, or 343%, to $895,000 for the three months ended September 30, 2011, from $202,000 for the three months ended September 30, 2010. Research and development expenses, net, increased for the reasons described above, as well as decreased funding of $76,000 from Office of Chief Scientist (OCS) and other grants.

Research and development expenses, gross increased by approximately $1,259,000, or 91%, to $2,644,000 for the nine months ended September 30, 2011, from $1,385,000 for the nine months ended September 30, 2010. Research and development expenses, gross increased due to preparations for and commencement of a large international Phase IIb pancreatic cancer clinical trial (as compared to the smaller Phase I/IIa pancreatic cancer clinical trial carried out in 2010), increased bladder cancer clinical trial expenses (mainly due to increased hospital expenses and material expenses), recording of a liability to repay a grant received from the BIRD Foundation following the successful completion of the Phase I/IIa pancreatic cancer clinical trial, and increased patent expenses and pre-clinical compensation. Salary expenses for clinical trial and pre-clinical personnel increased by $181,000 for the nine months ended September 30, 2011 to $907,000 (inclusive of $131,000 stock-based compensation to employees) from $726,000 (inclusive of $70,000 stock-based compensation to employees) for the nine months ended September 30, 2010.

 Research and development expenses, net increased by $1,326,000, or 134%, to $2,312,000 for the nine months ended September 30, 2011, from $986,000 for the nine months ended September 30, 2010. Research and development expenses, net, increased for the reasons described above, as well as decreased funding of $67,000 from OCS and other grants.
The following table summarizes information about our research and development expenses for the three months and nine months ended September 30, 2011 and September 30, 2010 and the cumulative period from inception to September 30, 2011:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative From Inception to September 30, 2011
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	$-	$		$-	$-	$897
Bladder cancer Phase IIb	183		17	312	59	2,872
Pancreatic cancer Phase I/IIa	4		63	269	140	1,253
Pancreatic cancer Phase IIb	346		-	581	-	600
Ovarian cancer Phase I/IIa	97		43	235	175	2,201
Liver cancer	-		-	-	-	20
Clinical trial compensation	183		102	487	429	2,186
General expenses	12		7	28	15	102
	825		232	1,912	818	10,131
Pre-clinical expenses:
Compensation	115		85	420	297	4,381
Material	15		10	97	72	464
Patents	28		31	173	138	713
Depreciation	7		7	21	23	169
General expenses	1		9	21	37	262
	166		142	732	567	5,989
	991		374	2,644	1,385	16,120
Less: Chief Scientist and BIRD Foundation grants	(96)		(172)	(332)	(399)	(2,739)
Total Research and Development Expenses, Net	$895		$202	$2,312	$986	$13,381

General and Administrative Expenses

General and administrative expenses increased by $64,000, or 16%, to $466,000 for the three months ended September 30, 2011 from $402,000 for the three months ended September 30, 2010. General and administrative expenses increased due primarily to higher professional service fees and consulting fees. The main components of general and administrative expenses were compensation costs of $226,000 (inclusive of $22,000 stock-based compensation to employees and directors)  as compared to $230,000 (inclusive of $52,000 stock-based compensation provided to employees and directors), and professional service and consulting fees of $150,000 as compared to $116,000, for the three-month periods ended September 30, 2011 and 2010, respectively.

General and administrative expenses increased by $266,000, or 20%, to $1,568,000 for the nine months ended September 30, 2011 from $1,302,000 for the nine months ended September 30, 2010. General and administrative expenses increased due primarily to higher professional service fees and consulting fees. The main components of general and administrative expenses were compensation costs of $800,000 (inclusive of $143,000 stock-based compensation to employees and directors)  as compared to $800,000 (inclusive of $215,000 stock-based compensation provided to employees and directors), and professional service and consulting fees of $563,000 as compared to $341,000, for the nine-month periods ended September 30, 2011 and 2010, respectively.

The following table summarizes information about our general and administrative expenses for the three and nine months ended September 30, 2011 and September 30, 2010 and the cumulative period from inception to September 30, 2011:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative From Inception to September 30, 2011
	U.S. Dollars in Thousands
Compensation	$226	$230	$800	$800	$5,163
Professional services and consulting fees	150	116	563	341	3,215
Rent & office related expenses	27	32	86	89	694
Travel	-	9	4	9	143
Insurance	8	9	28	25	121
Corporate fees	8	(8)	21	2	130
Other general expenses	47	14	66	36	350
Total General and Administrative Expenses	$466	$402	$1,568	$1,302	$9,816

Non-operating expenses (income), net

Non-operating expenses (income), net, changed by $1,207,000 to income of $241,000 for the three months ended September 30, 2011 from expenses of $966,000 for the three months ended September 30, 2010. The change in non-operating income (expense), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments. The primary driver of the adjustment of our warrants was the decrease in our stock price as compared to the comparable quarter. An increase in the price of our common stock, among other factors, increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock, among other factors, decreases the value of the warrants and thus results in a gain in our income statement. We recorded income of approximately $729,000 as compared to expenses of $861,000 for the three months ended September 30, 2011 and 2010, respectively, resulting from revaluation of warrants to shareholders and liability for commissions to underwriters. Both the revaluation of warrants and revaluation of commissions to underwriters are non-cash items.

Non-operating expenses (income), net changed by $576,000 to expenses of $133,000 for the nine months ended September 30, 2011 from income of $443,000 for the period ended September 30, 2010. The change in non-operating expenses (income), net, resulted primarily from the fair value adjustment of our warrants which are being accounted for as derivative financial instruments. The primary driver of the adjustment of our warrants was the decrease in our stock price as compared to the comparable quarter. An increase in the price of our common stock, among other factors, increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock, among other factors, decreases the value of the warrants and thus results in a gain in our income statement. We recorded income of approximately $791,000 as compared to $779,000 for the nine months ended September 30, 2011 and 2010, respectively, resulting from revaluation of warrants to shareholders and liability for commissions to underwriters. Both the revaluation of warrants and revaluation of commissions to underwriters are non-cash items.

The following table summarizes information about our non-operating expenses (income), net for the three months and nine months ended September 30, 2011 and September 30, 2010, respectively, and the cumulative period from inception to September 30, 2011:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative From Inception to September 30, 2011
	U.S. Dollars in Thousands
Interest expense (income), net	$49	$(4)	$23	$(10)	$(11)
Gain from marketable securities, net	-	-	-	-	(6)
Interest on convertible notes and discount amortization	363	90	877	333	1,910
Revaluation of warrants	(712)	861	(631)	(779)	(1,301)
Gain on revaluation of liability for commission to underwriters	(17)	-	(160)	-	(264)
Other financing expense (income), net	76	19	24	13	(206)
	$(241)	$966	$133	$(443)	$122

Our warrants to noteholders are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, and the implied volatility of the historical share rate.

The following table shows the changes in the underlying parameters used in the valuation of the Warrants:

	As of	As of	As of
	September 30,	September 30,	December 31,
	2011	2010	2010
Market price of underlying stock	1.406 NIS	2.839 NIS	2.441 NIS
Exercise price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for the debt feature of the Convertible Notes Payable	0.11%	1.68%	0.48%
Continuously compounded risk-free interest rate for Warrants	0.23%	2.25%	0.84%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Notes Payable	0.83 years	1.83 years	1.58 years
Time in years until the expiration of the Warrant	1.83 years	2.83 years	2.58 years

Implied volatility for the underlying stock	55.01-65.66%	84.63-92.46%	55.79%

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

Pursuant to the current tax laws applicable to Israeli residents, dividends received from a company that is not an Israeli resident are subject to tax in Israel, at a rate of 20% or 25%, depending on the identity of the stockholder (individual or company) and the ownership percentage. According to the tax laws in the United States, such a dividend is subject to withholding tax at the rate of 30%, which could be reduced to the rate of 25% or 12.5% (depending on the identity of the stockholder and the ownership percentage), in accordance with the Treaty to Prevent Double Taxation between Israel and the United States. In order to enjoy this tax treaty's benefits, several procedural requirements must be met. As of  September 30, 2011, we believe that we are currently a dual tax resident in both Delaware and Israel.

The tax rates currently applicable to our Israeli subsidiary are as follows: 2010 – 25%, 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 –  20% and 2016 thereafter – 18%. At December 31, 2010, our wholly owned Israeli subsidiary had NOL carryforwards in Israel amounting to NIS 51,411,000 (approximately $14 million) and capital loss carryforwards of NIS 12 million (approximately $3 million), which under current tax law can be carried forward indefinitely.

On October 30, 2011 the Government of Israel approved recommendations to amend the tax rates. Legislative processes have to be completed for these Government approved changes in the tax rates to become effective.  As at the date of approval of the financial statements and as at September 30, 2011, the required legislative processes have not yet been completed. Therefore, the changes in the tax rates that were approved in the aforesaid Government decision do not have an effect on the measurement of deferred tax assets and deferred tax liabilities in the financial statements as at September 30, 2011, since their legislation had not yet been substantively enacted as at that date.

If the legislation of the new tax rates had been substantively enacted by September 30, 2011, the effect of the change on the financial statements as at September 30, 2011, the effect on our financial statements would not have been material.

Liquidity and Capital Resources

We are a development-stage company and have not experienced significant revenue-generating activities since our formation. We have incurred operating losses for each year since our inception in 2004. To achieve operating profits, we, alone or together with others, must successfully identify, develop and market product-candidates. Our principal activities, from the beginning of our development stage, have been organizational matters, issuance of stock, product research and development, fundraising and market research. We have financed our operations from inception primarily through various private placement transactions, public offerings of our common stock, and option exercises.

We are currently operating under a material liquidity deficiency. We believe that we have sufficient cash to meet our planned operating needs until December 2011, based on our current cash levels. We therefore will need to raise substantial additional capital through future equity or debt financing to finance our initiatives and are currently evaluating potential alternatives. Furthermore, we will be obligated to repay the Convertible Notes Payable, in the face amount of $3,621,000, in July 2012, in the event that they are not converted. We currently do not have the funds available to repay this obligation, and we not expect the abovementioned anticipated financing to be sufficient to cover this repayment. We therefore anticipate the need to raise future funds in order to meet our obligations.

Furthermore, we will be obligated to repay the Convertible Note Payable, in the face amount of $3,621,000, in July 2012, in the event that they are not converted. We currently do not have the funds available to repay this obligation, and we not expect the abovementioned anticipated financing to be sufficient to cover this repayment. We therefore anticipate the need to raise future funds in order to meet our obligation.

Our board of directors has authorized our management to raise additional capital funds at terms to be approved by the board. The fundraising may be subject to stockholder approval by special majority and Tel Aviv Sock Exchange approval to register the securities to be issued.

In the near term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Exchange Act.  Our research and development activity is subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization, and we may be unable to obtain regulatory approval for any of our prospective therapeutic products.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative From Inception to September 30, 2011
	U.S. Dollars in Thousands
Net cash used in operating activities	$(3,738)	$(2,243)	$(21,798)
Net cash provided by (used in) investing activities	$2,044	$(7)	$2,179
Net cash provided by financing activities	$95	$3,091	$21,395

As of September 30, 2011, we had $1,792,000 in cash and cash equivalents, a decrease of $1,695,000 from December 31, 2010.

Operating Activities

Net cash used in operations was $3,738,000 for the nine months ended September 30, 2011 as compared to net cash used in operating activities of $2,243,000 for the nine months ended September 30, 2010. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $4,013,000 and our net cash used in operations was attributable mostly to accrued interest and amortization of discounts to notes payable, gain on revaluation of warrants, stock-based payment compensation, and accrued expenses.

Currently all of our funds are held as cash and cash equivalents. As of September 30, 2011, we have no material commitments for capital expenditures. Net cash used in operations from our inception is attributable mostly to our net loss offset by non-cash items, primarily change in fair value of our warrants and stock-based compensation, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used in operations will increase as our clinical trials move forward. Our cash reserves are currently the main source of funding for our current operations, in addition to grants from the OCS and other sources. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on our ability to secure future funding.

Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2011 is mainly attributable to decrease in deposits, and net cash used in investing activities during the nine months ended September 30, 2010 is mainly attributable to the acquisition of equipment, as delineated during our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to proceed from our investment in short-term deposits and to the proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities

Net cash flow provided by financing activities was $95,000 for the nine months ended September 30, 2011 as compared to net cash provided by financing activities of $3,091,000 for the nine months ended September 30, 2010. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of our common stock at a price of approximately $0.78, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of about $1.12. The aggregate gross proceeds of these private placements were $3,285,000 at an approximate price of $0.78 per share (with net proceeds of $2,694,000), as summarized together with other financing activity since inception under "Overview" above.

Cash flow provided by financing activities for the development stage period (cumulative from inception to September 30, 2011) stems from the net proceeds from private placements to institutional and individual investors and from a public offering in 2010, the net proceeds from a private placement of common shares and warrants to the Three Institutional Investors in 2008, the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, and the exercise of stock options less the purchase of treasury stock.

Commencing January 30, 2011, we have been paying interest on a quarterly basis to the Three Institutional Investors on the convertible notes payable in an amount of approximately $90,000 per quarter, provided that the notes have not been converted.

Our financing needs may change substantially because of the results of our research and development, competition, advancing of our clinical trials and costs arising from additional regulatory approvals. We may not succeed in raising additional required funds. The timing of our need for additional funds will depend on a number of factors, which are difficult to predict or may be outside of our control, including:

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

Future Operations

As discussed above, we believe we have sufficient cash to meet our planned operating needs until December 2011, based on our current cash levels (see also discussion in Liquidity and Capital Resources above). Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  The audit report covering our December 31, 2010 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our net loss accumulated during the development stage through September 30, 2011 aggregated $23,319,000, and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our products for the market.

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

Accounting for Stock-based Compensation

We record stock-based compensation as an expense in the statement of operations and this requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Compensation cost of all stock-based compensation awards are recorded at their fair value at the date of the award over the service period for awards expected to vest. Fair value is determined using the Black-Scholes-Merton option pricing model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes-Merton valuation model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to our share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $37,000 and $68,000 for the three months ended September 30, 2011 and September 30, 2010, respectively, $273,000 and $283,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively, and $2,309,000 for the development stage period (cumulative from inception to September 30, 2011).

The parameter used from 2004 – 2005 to value options for employees was the price of the share on grant date, a method described above. The parameters used to value grants from 2006 – 2011 were based on the Black-Scholes-Merton model for valuing options for employees, as follows:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.37%	$0.10
2009	0.8	10 years	4.96%	$0.63
2010	0.9	7-10 years	4.97%	$0.88
2011	0.75-0.81	10 years	3.83-4.69%	$0.54-0.84

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

N/A

Item 4. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BioCancell Therapeutics Inc.

Date: November 7, 2011	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: November 7, 2011	By:	/s/ JONATHAN BURGIN

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