Form 10-K
period 2011-12-31
BIOCANCELL THERAPEUTICS INC.
filed 2012-03-30
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K
 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011

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
Yes      ☐                       No       ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $10,618,364 as of June 30, 2011.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 28, 2012 was 39,391,291.

BIOCANCELL THERAPEUTICS INC.

FORM 10-K

TABLE OF CONTENTS

PART I		Page

Item 1.	Business	5
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 8.	Report of Independent Registered Public Accounting Firm	34

	Consolidated Balance Sheets as of December 31, 2011 and 2010	36

	Consolidated Statements of Operations for the years ended December 31 , 2011 and 2010, and the cumulative period from October 1, 2004 (inception of operations), to December 31, 2011	38

	Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Loss	39

	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the cumulative period from October 1, 2004 (inception of operations), to December 31, 2011

	Notes to Consolidated Financial Statements	47

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84
Item 9B.	Other Information	84

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	85
Item 11.	Executive Compensation	98
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	105
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	107
Item 14.	Principal Accountant Fees and Services.	108

PART IV

Item 15.	Exhibits	109

Signatures		111

This Annual Report on Form 10-K for BioCancell Therapeutics Inc. (“BioCancell” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in various sections of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC).  These risks and uncertainties could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements that we make.

Although, there may be events in the future that we are not able to accurately predict or control, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Accordingly, to the extent that this Annual Report on Form 10-K contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that BioCancell's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

In addition, many of the figures that appear in this Form 10-K are in New Israeli Shekels (NIS).  Conversion to U.S. dollars is provided where appropriate.

PART I

Item 1. Our Business

We are a development-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapies for treating cancer-related diseases. Our research and development activities build upon the research of Professor Abraham Hochberg of the Hebrew University of Jerusalem, who isolated the human H19 gene and determined that it is expressed in over forty different forms of cancer, including superficial bladder carcinoma, and pancreatic and ovarian cancer, while laying dormant and non-expressed in non-cancerous cells. Professor Hochberg’s research discovered that the H19 gene is significantly expressed in cancerous cells of adults. Research has also demonstrated that the H19 gene plays a significant role in the tumor development process by enabling tumor cells to survive under stress conditions, such as low serum and low oxygen levels, that are typical conditions of the environment in which cancerous cells develop. This survival supports the growth of the tumor and the development of metastases.

A significant problem with each of the current methods for treatment of cancer is the return of tumors. Even the most aggressive anti-cancer drugs, such as those used in chemotherapy, destroy the tumor cells, but do not appear to treat the source of the tumor - generally a long process of accumulation of genetic mutations.

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

Our Prospective Drugs

We are currently focused on developing our prospective drug, BC-819. The detection of expression of the H19 gene is the biotechnological foundation of our potential therapy. Our development of BC-819 builds upon the research of Professor Hochberg who discovered that the H19 gene is a diagnostic marker for cancerous growths, through the identification of the expression of the H19 gene. Based upon these discoveries, we have developed BC-819, which is a double stranded DNA plasmid construct in which diphtheria toxin (DTA) is synthesized after entering a cell in which the H19 gene is expressed, destroying that cell alone. The H19 regulatory gene, which is crucial to the growth of tumor cells, is utilized instead to activate the intra-cellular synthesis of DTA. Once BC-819 enters an H19-positive cancer cell, the cell can offer no resistance and is marked for death. The net result of this mechanism is highly selective tumor cell destruction. The strong safety profile of BC-819 is due, in part, to the fact that it produces only the destructive “A” strand of diphtheria toxin inside cancerous cells. It lacks the ability to replicate itself (the “B” strand) and penetrate other cells, and consequently only acts to destroy the cell in which it is produced. Therefore, this new therapeutic modality is specific for H19-positive cancer cells and thus far has not shown toxic effects on healthy cells — a safety feature that is unique when compared to currently available cancer treatments.

 BC-819 has also demonstrated potential with respect to combination therapy when administered in combination with Gemzar in animals with pancreatic cancer.

We are developing two BC-819-based strategies. The first therapy is for bladder cancer wherein BC-819 is mixed with a transfection agent (to facilitate entry of BC-819 molecules into the cancer cells) for bladder instillation. The second BC-819 approach is for advanced stage cancers such as pancreatic and ovarian carcinomas in which BC-819 is injected directly into the tumor or instilled into the peritoneal cavity. Different routes of administration are employed depending upon the type of tumor (intravesical administration for bladder cancer, intratumoral injection for pancreatic and intraperitoneal administration for ovarian cancer with ascites). In addition, we are developing formulations for systemic administration.

Pursuant to an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, which we refer to in this report as “Yissum”, Yissum has granted to us an exclusive, worldwide license for the use, development and commercialization of products using genes we have determined to be target genes (H19 and IGF2) in consideration of which we have agreed to pay certain royalties to Yissum described elsewhere in this report.

Our primary strategic objective is to continue development of our prospective drug BC-819 for the treatment of superficial bladder carcinoma, pancreatic and ovarian cancer, while broadening the scope of development to include additional applications.

In addition to pursuing clinical trials of BC-819 for the treatment of superficial bladder carcinoma, pancreatic and ovarian cancer (as described in detail below), we intend to continue our pre-clinical research related to the use of BC-819 for the treatment of various other forms of cancer as we seek to develop additional drugs based on various implementations of the biotechnology developed by Professor Hochberg. An example of such research and development activities is BC-821, a potential therapeutic product that penetrates cancerous cells and activates the synthesis of DTA only in cells expressing either the H19 promoter or the P4 promoter of IGF2, which like the H19 target gene is expressed only in cancerous cells and not in healthy cells. It thus has the potential to serve as a second-generation product to BC-819, allowing the targeted destruction of cancer cells in a larger number of patients.

In pursuing our objectives, we may enter into strategic collaborations with third parties who have the expertise and the resources necessary for the performance of large scale clinical trials, who have well established marketing, distribution and manufacturing infrastructures for the late-stage development and commercialization of our prospective products.

Potentially Treatable Diseases

Superficial Bladder Carcinoma.   Superficial bladder carcinoma is a specific form of bladder cancer resulting from the development and progression of non-muscle invasive cancerous tumors. The H19 gene is expressed at high levels in areas afflicted by superficial bladder carcinoma.

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

Our Research and Development.

Our research and development efforts include the following milestones:

▪
Diagnostics — Use of H19 as a Diagnostic and Prognostic Tool.   Professor Hochberg’s research team has discovered that the H19 gene serves as a diagnostic marker for cancerous growths, through the identification of the expression of the H19 gene. A highly sensitive method called In-Situ Hybridization Analysis (ISH) can detect even a single malignant cell expressing the H19 gene. ISH enables the detection of the expression of H19 in the examined tissue, a prerequisite for treatment with BC-819, while providing precise anatomic information regarding the location of the H19 in the tissue. The diagnostic marker enables the diagnosis of cancerous tumors in early stages, supporting the prognosis of the tumor.

▪
Pre-Clinical Studies.  Between the years 2000 – 2005, Professor Hochberg’s research team conducted extensive animal studies on BC-819, which was introduced into the bladders of bladder-carcinoma carrying rats (orthotropic model) and mice (heterotopic model). Significant tumor growth inhibition was observed after treatment. Between the years 2006 – 2007, Harlen Biotech Israel Ltd. conducted toxicology studies in rats and mice, in accordance with Good Laboratory Practices regulations. The studies included repeated injections at increasing dosages into the abdominal cavity of mice and intravesical administration into the urinary bladder of rats. The equivalent dosage given to the animals was higher than the expected human dosage. No gross pathological findings were evident in the intravesical administration study, and mild to moderate side effects were evident in the intraperitoneal administration study. In more recent experiments which were conducted in the laboratories of the University of Munich, lung cancer carrying mice were treated with BC-819. More tumor growth inhibition was observed in mice which were treated with BC-819 than in mice which did not receive treatment. We are currently reviewing the results of the study and will consider further development of this application subject to our available resources.

In pre-clinical experiments of BC-819 alone as a treatment for pancreatic cancer, a group of hamsters suffering from pancreatic cancer was treated with BC-819, and compared with a control group. The treated group displayed an average reduction of approximately 50% in the primary tumor volume, and a significant slowing in tumor progression compared to the control group. In addition, only one third of the treated group showed metastatic growths, while all of the animals in the control group developed metastases. In pre-clinical experiments of BC-819 used in sequence with the FDA-approved drug Gemzar (Gemcitabine), as compared to the use of Gemzar alone, as treatment for pancreatic cancer, results showed that in animals treated with the sequence of BC-819 and Gemzar, the volume of cancerous growths shrank significantly, in comparison with the animals treated with Gemzar alone. In addition, there was no appearance of metastases in the animals treated with the combination of BC-819 and Gemzar, while approximately 63% of animals treated with Gemzar alone showed metastatic growths.

 In one pre-clinical experiment to evaluate the therapeutic potential of BC-819 to treat ovarian cancer, a group of mice suffering from ovarian cancer was treated with BC-819, and compared with a control group. Results showed that BC-819 treatment resulted in a reduction of tumor growth of approximately 40%. In another experiment, mice with ovarian ascites were injected with BC-819 and compared with a control group. After six days, five of the six control mice (83%) had died, compared to only two of the six mice (33%) treated with BC-819.

▪
Compassionate Use Patients.  BC-819 has been administered, under “compassionate use” provisions in Israel, to ovarian, liver and bladder cancer patients who had failed chemotherapy or other standard therapy, and were in the ultimate stages of cancer, and to urinary bladder and renal pelvis transitional cell carcinoma (TCC) patients who had failed chemotherapy and were candidates for surgical removal of their cancerous organs. In 2003, two patients with resistant bladder cancer were treated with BC-819. Prior to the BC-819 treatment, the patients underwent a resection (surgical removal) of tumors, which later returned. Both patients were treated by direct introduction of BC-819 into the bladder using a catheter. The BC-819 treatment resulted in a significant decrease of the superficial bladder tumor, no unwanted toxicity was demonstrated in healthy cells, no severe adverse side effects which can be related to the drug were diagnosed, and no BC-819 was detected in the patients’ blood.

Two additional patients with very large colon cancer metastases in their livers showed shrinkage of these tumors following treatment with BC-819 in 2004 and 2006. No unwanted toxicity was demonstrated in healthy cells and no severe adverse side effects which can be related to the drug were diagnosed.

A patient suffering from ovarian cancer characterized by intra-peritoneal distribution of metastases and ascites (liquid containing cancerous cells that builds up in the peritoneum as a result of the cancer) was treated with BC-819 from 2007, after the failure of conventional chemotherapy treatment. In the framework of the treatments, the patient received a number of different doses of BC-819 administered by intra-peritoneal infusions via catheter. The results indicated that the drug caused no serious adverse events at any dosage, and a decrease of 50% in the ovarian cancer marker protein CA-125 in the patient’s blood was measured, as well as a significant decrease in the number of cancerous cells in the ascites. The patient survived for 21 months after the commencement of treatment.

A patient suffering from TCC in his renal pelvis, who had previously undergone surgical removal of his right kidney for this disease, and was a candidate for removal of his left kidney, was treated with BC-819 from the end of 2008. The results showed that no new growths were formed in the renal pelvis, and the treatment did not cause any serious adverse effects.

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

At the beginning of the BC-819 treatment of patients in this study, all of the bladder tumors were removed, except for one (the diameter of which was 0.5 cm to 1 cm), which was left as a marker to gauge the influence of the treatment, despite the fact that the standard of care for bladder cancer patients involves removing all tumors. The parameters for examination of the initial efficacy include the reappearance of tumors, elimination or decrease in the size of the marker, and the aggravation of the disease. We examined efficacy in all patients participating in the trial, including patients who did not receive the optimal dose, although no control group was used in the trial as it is not the accepted practice to use a control group in a Phase I trial, whose primary purpose relates to the safety of the drug. Approximately 72% of the patients presented response to the treatment. The initial estimation of the drug’s efficacy indicates that it has the ability to eliminate or decrease the size of tumors, and to prevent the reappearance of new tumors. Approximately 56% of the patients finished the study without tumor recurrence. We detected reappearance of tumors mainly in patients who received doses which were substantially lower than the optimal dose. Intravesical administration of BC-819 resulted in complete ablation (removal) of the marker tumor without any new tumors in 4 of the 18 patients for a 22% overall complete response rate. The marker was eliminated, or reduced by at least 50%, in approximately 44% of the patients in the study. We detected only one patient with aggravation of the disease, meaning aggravation of the stage or the appearance of high grade tumors. See below for details regarding the Phase IIb clinical trial of this therapy.

We commenced a Phase I/IIa clinical trial for treatment of ovarian cancer in May 2009. The trial took place in a number of medical centers in Israel, with 11 late-stage, heavily pretreated patients participating (following an average of four complete cycles of chemotherapy each). The patients each received one of three doses of BC-819 - 60 mg, 120 mg and 240 mg (the highest dosage group). As required by the FDA, the trial protocol was designed to focus on testing the safety of BC-819, as this was the first time that dosages of this magnitude had been used in a clinical trial, and that an intraperitoneal mode of administration was used. Therefore, the protocol included a 4-week break in the treatment in order to evaluate any possible adverse events.

On March 13, 2012, we received results of the clinical trial , showing that we met the trial's primary endpoint (treatment safety). In addition, at the highest dose given (240 mg), signs of efficacy were observed. The primary endpoint of the trial was evaluating the safety of the treatment (establishing the maximum tolerated dose and the presence or absence of any dose-limiting toxicity). As no dose-limiting toxicity was recorded, the optimal dosage was determined to be the maximum dosage given in the trial - 240 mg. In addition, the results show that no serious adverse events were linked to the drug, meaning that we have fully met the trial's primary endpoint.

During the course of the trial, ascitic fluid levels dropped and the ascites disappeared for all patients in the high dosage group as long as they received treatment. Ascites are a fluid containing cancerous cells that builds up in the peritoneal cavity. They are a significant side effect for ovarian cancer patients that severely affect quality of life, and are an indicator of deterioration of the patient's condition.

In light of these trial results, we are acting to expand the trial by treating an additional group of patients at the highest dosage (240 mg), in a treatment regime designed to provide more information regarding treatment efficacy and safety.

We commenced a Phase I/IIa clinical trial for treatment of pancreatic cancer in November 2009, and completed the trial in October 2010. The trial took place at sites including the University of Maryland, Baltimore and was partly funded by a $950,000 grant from the Israel-U.S. Binational Industrial Research and Development Fund. The trial included nine patients with unresectable, locally advanced pancreatic cancer, some of whom had received standard treatments prior to their inclusion in the trial, who each received four treatments over the course of two weeks. Three patients were included in a lower dosage cohort, each receiving four milligrams per treatment, while six others were included in a higher dosage cohort, each receiving eight milligrams per treatment. The results show that no toxicity limited the dose, and no patient reported pain or discomfort as a result of the drug, and therefore the optimal dose was fixed as the maximum dose given in the trial.

A statistical analysis of the results of this trial shows that the higher dosage given in the trial demonstrated greater efficacy than the lower dosage, and that the effect was stronger after three months from commencement than after one month. Specifically, within a month from commencement, the local tumor had not increased in size in eight out of the nine patients, but rather remained stable in both dosage cohorts. Six of the nine patients showed a reduction in the size of the local tumor when examined three months after the commencement of treatment. The reduction was significant (30% or more) in three out of six patients of the higher-dose cohort. These three patients also showed no metastatic disease, despite the fact that the clinical trial was aimed at the local tumor only. In addition, three months after commencement of treatment, two additional patients displayed stable tumor size and no metastatic disease, despite the length of time that had elapsed. In total, five patients displayed stable disease or a significant response after three months from commencement of treatment.

An operation to remove pancreatic tumors (the Whipple procedure) offers patients the best chance for survival, but most patients are not operable on account of the complexity, location and size of the tumor. Following treatment with BC-819, two patients in the higher dosage cohort that were non-resectable, became resectable as a result of tumor shrinkage. The first had the tumor successfully removed at the University of Maryland Medical Center, Baltimore, MD. The second was operated upon, but the surgeon halted the operation upon discovery of liver metastases, in order to prevent unnecessary risk to the patient.

Based on the results of this clinical trial, and the results of a successful pre-clinical study announced on October 12, 2010 that examined the sequential administration of BC-819 with FDA-approved drug Gemzar (Gemcitabine) in animals as a treatment for pancreatic cancer, we have applied to the FDA to receive approval for an international Phase IIb pancreatic cancer clinical trial.

BC-819 has been granted orphan drug status for its use in treating ovarian cancer and pancreatic cancer. An “orphan drug” is a drug for a disease that affects a relatively small number of people in a population. In the U.S., an orphan drug is defined as one that treats a disease affecting less than 200,000 people each year. In order to encourage the development of drugs for such diseases, benefits and incentives can be granted to the drug developers. The main standard benefit for orphan drugs in the U.S. is the right to market the drug exclusively for 7 years from the date it is approved. Additional benefits include tax benefits on R&D expenses, and waived FDA fees.

▪
Phase IIb Clinical Trial. We filed an investigational new drug (IND) amendment application with the FDA for the performance of a Phase IIb clinical trial with patients suffering from superficial bladder cancer who had failed previous treatment. The application was approved in January 2008, and we immediately began recruiting patients. The purpose of this trial is to measure the efficacy and safety of BC-819 at a dose of 20mg, as tested in the previous Phase I/IIa clinical trial. We are conducting the trial in a U.S.-based medical center in Arizona at BCG Oncology, PC and at six medical centers in Israel. This two-stage trial includes 39 patients, divided into groups of 18 and 21. Each participant will receive six weekly treatments of BC-819. Patients responding to the treatment will be offered nine additional maintenance treatments. The primary endpoint approved by the FDA is the absence of new tumors. The success criterion will be the absence of new tumors in at least nine members of the second treatment group, and this parameter will also be analyzed for all 39 participants in this trial.

The stringent FDA criteria have made patient recruitment a more difficult and time-consuming issue than was initially expected. Notwithstanding the foregoing, as clinical studies are currently ongoing, we are expected to continue gathering safety and efficacy data on larger subject populations. Subsequent studies, and additional data which we expect to obtain from additional research and development activities may not corroborate previous findings with respect to safety and efficacy, which were obtained during the studies previously conducted. The FDA alone will determine whether our BC-819 product is both safe and effective for commercial use in the United States after substantial additional clinical studies.

The two efficacy criteria that need to be met in order to determine a complete response in a patient, are non-recurrence and ablation of a single tumor left in each patient’s bladder, solely for the purpose of the clinical trial. Of these, we believe that non-recurrence is the major problem facing refractory superficial bladder cancer, and that this criterion is therefore of greater importance in determining what to expect from the treatment once available to the public.

In April 2010, we received interim results for this clinical trial. These showed that 15 patients out of 18 (83%) responded to treatment (experiencing either non-recurrence, tumor ablation or both), 10 of whom (56%) showed non-recurrence, nine of whom (50%) showed tumor ablation, and four of whom (22%) had a complete response (both non-recurrence and tumor ablation). No serious adverse events related to the drug candidate were recorded.

In total, six patients showed a complete response, of whom two were discounted from the final statistics – one that was excluded from the patient count because she discontinued treatment before it was completed, and one that was included in the patient count, but was not listed as a complete response on account of a change in the criteria during the course of the trial. The FDA had required five patients to show a complete response in order to continue with the trial, and, when presented with the complete interim results, approved the continuation of the trial and the commencement of enrollment of the second and last treatment group (comprised of 15 patients).

The following chart illustrates the stages to which each of our potential therapies has been developed, reflecting the relative development status of each of our potential therapies (but does not represent the relative amounts invested by us in each initiative):

Competition for Our Prospective Therapeutic Products

Our principal competitors in the field of research and development of drugs for the treatment of cancer types including superficial bladder carcinoma, pancreatic cancer and ovarian cancer, include biotechnology and multinational pharmaceutical companies. We also compete with research and academic institutions around the world in the race to discover genes, techniques and other patentable assets central to the research and development of drugs for the treatment of such diseases.

Current competition in our applications includes chemotherapy and immunotherapy agents, both projected to be toxic with a safety profile inferior to that of BC-819.  As such there is a clear medical and market need for new agents such as our prospective drug BC-819, demonstrating improved safety profiles.

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

Initial surgery is almost always necessary in the management of suspected ovarian cancer, including removal of the uterus, ovaries and fallopian tubes.

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

The chemotherapy treatment plan in pancreatic cancer includes shrinking the tumor volume to the extent that vascular involvement is lessened and resection is then rendered possible. Recently, many investigators have reported the utility of chemotherapy using gemcitabine, in which early studies showed that patients experienced an improvement in disease-related symptoms. However, the median survival time of 5.65 months and the 12-month survival rate of 18% for gemcitabine-treated patients is considered by most experts to be disappointing. The combination of gemcitabine and irradiation cause both acute and late toxicity of the gastrointestinal tract.

The majority of patients with epithelial ovarian cancer will require chemotherapy following the operation in an attempt to eradicate residual disease. Platinum-based adjuvant treatment, or immune system stimulator, can reduce the risk of relapse in patients with early-stage ovarian cancer, resulting in disease-free survival of approximately 80% of patients. Intravenous administration of taxane- and platinum-based chemotherapy is the current standard of postoperative care for patients with advanced ovarian cancer. Despite the improved median overall survival in patients with regimens such as paclitaxel and carboplatin, relapse still occurs in the majority of those with advanced disease, and only approximately 30% of such patients have long-term survival.

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

In addition to the foregoing, we are aware of two products undergoing Phase III clinical testing for bladder cancer, namely Apaziquone (a substance structurally similar to mitomycin C, which, when activated, is designed to inhibit and combat the development of cancer cells) and Urocidin (which is designed to inhibit cancer cell division and induce apoptosis). We are also aware of several new treatment methods for superficial bladder carcinoma, including photodynamic treatment, which kills cancerous cells using laser, and synergo technology, which combines hypothermia with chemotherapeutical substances, that have not been approved by the FDA.

We are also aware of several drugs for the treatment of ovarian cancer in various stages of development, including: (i) Avastin, developed by Genentech; (ii) Tarceva, developed by Roche Holdings Ltd; and (iii) epothilone B, developed by Novartis.

We are also aware of several drugs for the treatment of pancreatic cancer in various stages of development, including: (i) AMG479, developed by Amgen Inc.; (ii) Xeloda, developed by F. Hoffmann-La Roche Ltd; and (iii) SOM230, developed by Novartis.

The results of our Phase I/IIa bladder carcinoma clinical study showed that the safety profile of BC-819 is excellent. The incidence and severity of adverse events in this small study population were lower than published results for BCG and chemotherapy. For instance in a typical Phase III study of BCG and epirubicin, adverse events included blood in the urine of 41% and 28% of patients treated with BCG or epirubicin, respectively, while only 11% of patients treated with BC-819 displayed this symptom. Severe pain during urination was reported in 26% and 10% of patients treated with BCG and epirubicin, respectively, whereas there were no such cases reported for BC-819. No local reactions caused cessation of treatment with BC-819, whereas 26% and 9% of patients treated with BCG and epirubicin, respectively, had to have treatment stopped due to local toxicities. The results of our Phase I/IIa pancreatic cancer clinical study likewise showed an excellent safety profile, with no toxicity limiting the dose, no patient reporting pain or discomfort as a result of the drug, and no adverse effects definitely related to BC-819 were reported.

Using a plasmid with an expression cassette of the diphtheria toxin, no immune response will be encountered as happens when using a virus; moreover, people born in Western countries are routinely immunized against this toxin. Further, our treatments are not affected by multi-drug resistance effects (the ability of the cancer to develop resistance to treatment), a major problem in chemotherapy. Notwithstanding the foregoing, the FDA alone will determine whether our BC-819 product is both safe and effective for commercial use in the United States after substantial additional clinical studies.

Expenditures on Research and Development

From the time of our inception on July 26, 2004 through December 31, 2011, we invested approximately $17,405,000 in our research and development activities. We have funded our research and development expenses from our own resources and from various non-diluting grants, including grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS).

According to the Israeli Regulations for the Promotion of Research and Development in Industry 1996, we must pay the OCS royalties at a rate of 3% of the sum of sales of products during the first three years from the date of commencement, 4% of the sum of sales during the following three years and 5% of the sum of sales from the seventh year onward until the full repayment of the grants received by us, which are linked to the U.S. Dollar and bear annual interest at LIBOR rates. As of the date of this report, we have not began repayments.

In December 2007, the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD) approved a grant in the amount of $950,000 for our collaboration with the Virginia Bioscience Commercialization Center. The grant partially funded our Phase I/IIa clinical trial for the use of BC-819 as a treatment for pancreatic cancer, which was conducted at the University of Maryland Medical Center in Baltimore.

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

Intellectual Property

As of the date of this report, our patent portfolio includes 66 patent applications in seven patent families in various stages of examination, 35 of which have been granted in the United States, Europe, Israel, China, Norway, Australia, South Korea, Russia, Singapore, Mexico, Canada, Brazil and the Czech Republic. All of our patents and patent applications were licensed to us from Yissum and are subject to the Yissum license agreement. The table below details which patent groups are related to which of our product candidates.

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

Material Operating Arrangements

Exclusive License Agreement with Yissum.   On November 14, 2005, we entered into a license agreement with Yissum, which was subsequently amended on November 22, 2005 and September 11, 2007 and January 24, 2011, pursuant to which Yissum has granted to us an exclusive, worldwide license for the development, use, manufacturing and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with the H19 and IGF2-P4 genes.

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

We have agreed to provide research and development funding to Yissum in connection with the license, which we may terminate upon 90 days prior written notice to Yissum. In such event, we are required to compensate Yissum for all expenses incurred by it prior to the notification date in connection with its research efforts and all additional expenses that Yissum had assumed the obligation to cover prior to the notification date. The research and development funding was initially set for a period of two years with the possibility to extend the term by mutual agreement. We have been extending the funding period on a yearly basis, and it is currently valid until December 2012.

In addition, we have agreed to prepare, register and maintain any patent application or patent that may arise out of our research and development efforts pursuant to our license with Yissum and to bear all expenses of preparation, registration and maintenance. We agreed to keep Yissum informed of filing and prosecutions pursuant to the agreement, including submission of copies of all official actions, relevant correspondence, applications, continuations or like proceedings, and responses thereto. We agreed to consult Yissum regarding any abandonment of the prosecution of patent applications arising out of the license. In the event that we decide not to commence or continue the process of patent registration in a certain country, we must notify Yissum of this decision. Yissum may then individually prepare, register and maintain any such patent. We must inform Yissum of our desire to assume the expenses incurred by Yissum in connection with its patent registration within 90 days from the date in which Yissum notifies us of its decision to prepare, register and maintain such patent. In the event that we decide not to assume these expenses, or in the absence of our reply within the above 90 day period, the exclusive, worldwide license granted to us by Yissum will no longer be applicable in such countries in which we elected not to file or to abandon the filing, prosecution or maintenance of patents pursuant to the license. We undertook to use commercially reasonable efforts at our own expense to protect against third party’s infringement of the patents arising out of the license and to advise Yissum upon learning of such infringement. We also undertook to use commercially reasonable efforts at our own expense to defend any action, claim or demand made by any entity in connection with rights in the patents, and to notify Yissum immediately upon learning of any such action or claim.

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

 We have the right to terminate the Yissum license upon three months prior written notice provided that we have paid all amounts owing to Yissum under the license. Yissum has the right to terminate the license in the event that we become bankrupt or insolvent, or if our business is placed in the hands of a receiver, assignee or trustee. In addition, Yissum has the right to terminate the license for any material breach of it by us in the event that we fail to remedy such material breach within ninety days of Yissum’s notice of our material breach and its intent to terminate, provided that the material breach is curable within ninety days. In the event that the material breach cannot be remedied within ninety days, Yissum may not terminate the license if we take reasonable commercial action to cure such breach as promptly as practicable. The Israeli Contract Law (Remedies for Breach of Contract) — 1970, defines the term “material breach” as a breach, with regards to which, it may be assumed that a reasonable person would not have entered into the specific agreement had that person foreseen the breach and the outcome thereof, or a breach which is specifically defined as material in the agreement. Acts which may constitute a material breach of the license agreement by us may include, for example: the granting of sublicenses not in compliance with the provisions of the license agreement, a breach of our obligations to pay royalties and provide the necessary reports with respect thereto, a breach of our obligation to develop and commercialize the licensed technology including our obligation to fund certain research and development activities, a breach of our obligations to conduct patent prosecution and maintenance, and a breach of our obligations not to disclose or misuse certain confidential information of Yissum. The termination of the license also entails termination of all licenses granted thereunder. Any termination of the license shall not terminate any of our obligations, including our obligation to pay royalties that matured prior to the effective date of termination.

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

Polyplus-transfection SA.   Polyplus-transfection SA is currently our sole supplier of the component polyethylenimine (PEI) which is used to enhance our prospective drug BC-819’s ability to penetrate cancerous cells in the bladder. Polyplus-transfection SA has agreed to comply with the Good Manufacturing Practice requirements set forth in the Quality System Regulation in manufacturing PEI for us via subcontractors.

Supply Agreement with Althea Technologies Inc.   In January 2007, our subsidiary, BioCancell Therapeutics Israel Ltd. entered into a continuous production agreement with Althea Technologies Inc., an American manufacturer for the production of our plasmids. To date, the manufacturer has executed three production campaigns of BC-819, one for the production of non-Good Manufacturing Practices material, the second for Good Manufacturing Practices material that is used for the Phase IIb clinical study for treatment of superficial bladder cancer, and the third for the production of Good Manufacturing Practices material for Phase I/IIa clinical trials of BC-819 in the treatment of ovarian and pancreatic cancer. All campaigns were successful, resulting in sufficient material, within required specifications.

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

Employees and Advisory Board

As of the date of this report, we have 19 employees, of whom eight work for us on a full-time basis and an additional nine work part-time for us and part-time in Prof. Hochberg’s laboratory at the Hebrew University of Jerusalem. Twelve of these employees conduct clinical development or research and development for us; the other seven are managers or administrators. The majority of our research and development work is performed by Professor Hochberg’s laboratory team at the Hebrew University of Jerusalem. The team members are qualified in the life sciences and in medicine: four of these members have doctorates in the natural sciences and one specializes in pathology.

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

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good. We have adopted a Code of Ethics that applies to all of our employees, officers and members of the Board of Directors. The Code of Ethics is available on our website at www.biocancell.com, and in print to any interested party that requests it. See “Directors, Executive Officers and Corporate Governance — Code of Ethics” below.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our offices are located at Har Hotzvim, Jerusalem, in buildings in which we lease a total space of 213 square meters for a term expiring in September 2012. Our annual rent under the lease is approximately $48,000 plus VAT. Most of our research and development activities are conducted in the research laboratories of the Hebrew University of Jerusalem.

Item 3. Legal Proceedings

We are not a party to any legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Common Stock and our Series 3 and Series 4 Warrants are not listed for trading on any US market, but are listed for trading on the Tel Aviv Stock Exchange (“TASE”). The information below refers to shares of our Common Stock that are currently traded on the TASE under the symbols “BICL”. Public trading of our shares of Common Stock commenced on August 17, 2006. We have never declared any dividends on any securities.

The following tables set forth, for the periods indicated, the range of high and low sale prices for shares of our Common Stock as reported on the TASE.  There is no established public trading market in the U.S. for our shares.

Common Stock

	2011
	High		Low
First quarter	NIS	3.060	NIS	2.449
Second quarter	NIS	2.652	NIS	1.501
Third quarter	NIS	2.076	NIS	1.365
Fourth quarter	NIS	1.097	NIS	1.641

	2010
	High		Low
First quarter	NIS	4.003	NIS	2.453
Second quarter	NIS	3.689	NIS	2.073
Third quarter	NIS	3.222	NIS	2.126
Fourth quarter	NIS	4.080	NIS	2.215

Holders of Securities

As of the date of this annual report, we have 20 stockholders of record.

Dividends

Holders of our common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. We have never declared or paid any dividends on any of our securities. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth information as of the date of this annual report regarding our equity compensation plans, the 2004 Stock Option Plan and the 2007 Stock Option Plan, under which we grant securities exercisable for shares of our common stock to employees, management, directors and consultants of our company and employees, management, directors and consultants of our present and future subsidiaries.

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
Equity Compensation Plans approved by securityholders	278,426	$0.09	0
Equity Compensation Plans not approved by securityholders	2,748,326	$0.63	0
Total	3,026,752	$0.58	0

Use of Proceeds from Registered Securities

On June 22, 2009 (the “Effective Date”), our Registration Statement on Form S-1 (File No. 333-156252) (the “Registration Statement”), covering the resale of up to 1,872,780 shares of common stock (the “Offering”) by selling security holders, was declared effective under the Securities Act of 1933. The Offering has not yet terminated.

The Company does not receive any proceeds from the sale of shares covered by the Offering.  The Company did not incur any expenses in connection with the Offering from the Effective Date through December 31, 2011.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes to the consolidated financial statements and the other consolidated financial information included elsewhere in this annual report. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed elsewhere in this Form 10-K. See cautionary note regarding forward-looking statements included elsewhere in this Form 10-K.

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

From our inception, we have raised a cumulative gross amount of $25,328,000, including amounts received as a result of the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008, we executed a private placement to Clal Biotechnology Industries Ltd., or CBI, from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd. ("Tikcro"), CBI and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. (together, the "Three Institutional Investors"), whereby the Three Institutional Investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable, convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements to the Three Institutional Investors were $3,650,000 (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, for total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, for total proceeds of $552,000. Following the sale, we no longer hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of common stock at a price of approximately $0.78 per share, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of approximately $1.12. The aggregate gross proceeds from the March 2010 private placements were $3,285,000 at an approximate price of $0.78 per share (net proceeds of $2,694,000). On November 18, 2010, we consummated a public offering, whereby investors received an aggregate amount of 5,634,970 shares of common stock at a price of NIS 3.30 per share (approximately $0.90 per share), 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 3.69 (approximately $1.01 per share) exercisable immediately upon their issuance with a life of two years and 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 4.43 (approximately $1.21 per share) exercisable immediately upon their issuance with a life of four years. The aggregate gross proceeds from the November 2010 offering were $5,104,000 (NIS 18,595,000) and the net proceeds were $4,196,000 (NIS 15,277,000). On January 24, 2012, we consummated a private offering, whereby investors received an aggregate amount of 11,144,400 shares of common stock at a price of NIS 1.00 (approximately $0.27) per share. The aggregate gross proceeds were NIS 11,144,400 (approximately $2,943,000) and the net proceeds were NIS 10,793,000 (approximately $2,850,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our net loss, accumulated during the development stage through December 31, 2011, aggregated $25,321,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe that we have sufficient cash to meet our planned operating needs until July 2012, based on our current cash levels. If convertible notes payable are not converted by July 30, 2012, we will need to pay a total of $3,621,000 at that time.

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

We are currently preparing for a restructuring, whereby we would become an Israeli company, through a reverse triple merger.  In order to carry out the process, prospectuses have been filed with the authorities in the U.S. and Israel.  It is not certain that it will be possible to complete the restructuring.  As a result of the merger, no change is expected in our operations, nor in the interests of the existing shareholders, nor any material change in the financial statements.

Costs and Expenses

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs comprise costs incurred in performing research and development activities, including salaries and related costs, consultants and sub-contractors costs, clinical trials costs, patent fees, materials and depreciation costs. We are currently conducting or preparing to conduct three main research and development projects: clinical trials for each of bladder, pancreatic and ovarian cancer. Completion of the projects is subject to a number of factors unknown and/or not under our control, including, but not limited to, clinical trial expectations of the FDA, the participation of sufficient volunteers that meet inclusion criteria in clinical trials, obtaining fast-track designation from the FDA and the granting of final market approval by the FDA. Therefore, the nature and scope of costs needed to bring each of these projects to conclusion is not estimable. If the bladder cancer trials conclude successfully, and assuming sufficient financial resources, we expect to receive final FDA approval in 2018. On account of anticipated FDA fast-track status for life-saving drugs, we expect the ovarian and pancreatic cancer trial projects to conclude by 2019-2020, and if successful, for sales to commence shortly thereafter. Delays in completing a project on schedule would entail additional operating costs for the period of delay, and could adversely affect our liquidity in the pre-sales period.

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

Results of Operations

Years Ended December 31, 2011 and 2010 and the Development Stage Period (cumulative from inception to December 31, 2011)

Research and Development Expenses

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative From Inception to December 31, 2011
	U.S. Dollars in Thousands
Research and Development Expenses, Gross	$3,929	$2,207	$17,405
Research and Development Expenses, Net	$3,511	$1,817	$14,580

Research and development expenses, gross, increased by approximately $1,722,000, or 78%, to $3,929,000 for the year ended December 31, 2011 from $2,207,000 for the year ended December 31, 2010. Research and development expenses, net, increased by approximately $1,694,000, or 93%, to $3,511,000 for the year ended December 31, 2011 from $1,817,000 for the year ended December 31, 2010. The increase was due to preparations for, and commencement of, a large international Phase IIb pancreatic cancer clinical trial (as compared to the smaller Phase I/IIa pancreatic cancer clinical trial carried out in 2010), increased bladder cancer clinical trial expenses (mainly due to material expenses), increased ovarian cancer clinical trial expenses (mainly due to increased hospital expenses), and increased patent expenses and pre-clinical compensation.

 Salary expenses for clinical trial and pre-clinical personnel increased to $1,190,000 (inclusive of $138,000 stock-based compensation to employees) for the period ended December 31, 2011 from $946,000 (inclusive of $85,000 stock-based compensation to employees) for the period ended December 31, 2010 . It is anticipated that our level of research and development expenses will remain relatively the same as our clinical trials move forward, dependent upon the enrollment of patients and the availability of funding.

Research and development expenses, gross, decreased by approximately $410,000, or 15.7%, to $2,207,000 for the year ended December 31, 2010 from $2,617,000 for the year ended December 31, 2009. Research and development expenses, net decreased by approximately $196,000, or 9.7%, to $1,817,000 for the year ended December 31, 2010 from $2,013,000 for the year ended December 31, 2009. The decrease was due to lower clinical trials expenses in bladder and ovarian cancer, mainly due to reduced hospital, plasmid production (expensed during the prior year) and regulatory expenses, and more efficient cost control methods, which were offset by increased expenses as a result of the successful completion of our Phase I/IIa pancreas cancer trial. We also received smaller grants from the Office of the Chief Scientist in Israel or OCS ($390,000 in 2010, as compared to $490,000 in 2009), and recorded a liability due to the expected repayment of the $327,000 grant from the American-Israeli BIRD (Bi-national Industrial Research and Development) Foundation, or BIRD Foundation. Salary expenses for clinical trial and pre-clinical personnel decreased to $946,000 for the period ended December 31, 2010 from $986,000 for the period ended December 31, 2009. Research and development expenses, gross for the period ending December 31, 2010 were comprised mainly of compensation to personnel as disclosed above and clinical trial expenses of $849,000 and $1,334,000 in 2010 and 2009, respectively.

The following table summarizes information about our research and development expenses:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative From Inception to December 31, 2011
	U.S. Dollars in Thousands

Clinical Trials:
Bladder cancer Phase I/IIa	$—	$—	$897
Bladder cancer Phase IIb	470	119	3,030
Pancreatic cancer Phase I/IIa	256	526	1,239
Pancreatic cancer Phase IIb	20	20	1,184
Ovarian cancer Phase I/IIa	1,164	239	2,286
Liver cancer	320	—	40
Clinical trial compensation	640	530	2,339
General expenses	47	15	121
	2,917	1,449	11,136
Pre-clinical expenses:
Compensation	550	416	4,511
Material	170	100	537
Patents	241	166	780
Depreciation	28	31	176
General expenses	23	45	265
	1,012	758	6,269
	3,929	2,207	17,405
Chief Scientist and other grants	(290)	(390	(2,440)
BIRD Foundation grant for Pancreatic cancer Phase I/IIa	(128)	-)	(385)
	(418)	(390)	(2,825)
Total Research and Development Expenses, Net	$3,511	$1,817	$14,580

General and Administrative Expenses

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative From Inception to December 31, 2011
	U.S. Dollars in Thousands

General and Administrative Expenses	$2,134	$1,955	$10,382

General and administrative expenses increased $179,000, or 9%, to $2,134,000 for the year ended December 31, 2011 from $1,955,000 for the year ended December 31, 2010. The increase was due to restructuring expenses, an increase in consulting fees which was offset by a decrease in salary expenses. The main components of general and administrative expenses were salary expenses of $1,034,000 (inclusive of $130,000 stock-based compensation to employees and directors) as compared to $1,166,000 (inclusive of $285,000 stock-based compensation to employees and directors) and professional service and consulting fees of $641,000 as compared to $521,000 for the periods ending December 31, 2011 and 2010, respectively. It is anticipated that our level of General and Administrative Expenses will remain relatively the same.

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

The following table summarizes information about our general and administrative expenses:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative From Inception to December 31, 2011
	U.S. Dollars in Thousands

Compensation	$1,034	$1,166	$5,397
Professional services and consulting fees	641	521	3,294
Restructuring	188	-	188
Rent & office related expenses	127	126	734
Travel	5	17	144
Insurance	35	34	128
Corporate and filing fees	27	13	136
Other general expenses	77	78	361
Total General and Administrative Expenses	$2,134	$1,955	$10,382

Non-operating expenses, net

Non-operating expenses, net, increased by $1,966,000, to expenses of $370,000 for the period ended December 31, 2011 from income of $1,596,000 for the period ended December 31, 2010. The increase in non-operating expenses, net, resulted primarily from increase in interest on convertible notes and discount amortization expenses and fair value adjustment of our warrants, which are being accounted for as derivative financial instruments, as described below. The primary drivers of the adjustment of our warrants were changes in our stock price and the implied volatility of the underlying stock. An increase in the price of our common stock, among other factors, increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded a gain (income) of approximately $811,000 as compared to a charge of $2,070,000 for the period ended December 31, 2011 and 2010, respectively, resulting from revaluation of warrants. It is anticipated that our level of non-operating expenses will remain relatively the same, except for the impact of changes in valuations of warrants.

Non-operating expenses, net, decreased by $1,737,000, to income of $1,596,000 for the period ended December 31, 2010 from $3,333,000 for the period ended December 31, 2009. The increase in non-operating expenses, net, resulted primarily from the fair value adjustment of our warrants, which are being accounted for as derivative financial instruments, as described below. The primary drivers of the adjustment of our warrants were the increase in our stock price and the implied volatility of the underlying stock. We recorded a gain (income) of approximately ($2,070,000) as compared to a charge of $3,053,000 for the period ended December 31, 2010 and 2009, respectively, resulting from revaluation of warrants.

The following table summarizes information about our non-operating expenses (income), net:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative From Inception to December 31, 2011
	U.S. Dollars in Thousands
Interest income, net	$19	$(21)	$(15)
Loss (income) from marketable securities, net	-	-	(6)
Interest on convertible notes and discount amortization	1,362	543	2,395
Revaluation of warrants	(811)	(2,070	(1,481)
Revaluation of liability for commission to underwriters	(171)	(104	(275)
Other financing expense (income), net	(29)	56)	(259)
	$370	$(1,596	$359

Our warrants are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, and the implied volatility of the Series 3 Warrants.

The following table shows the changes in the underlying parameters used in the valuation of the Warrants:

	As of December 31, 2011	As of December 31, 2010	As of July 31, 2008(issuance date)
Price of underlying stock	1.097 NIS	2.441 NIS	2.08 NIS
Strike price	$0.716	$0.716	$0.716
Continuously compounded risk free interest rate for warrants	0.12-0.19%	0.84%	5.33%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the warrant	1.58 years	2.58 years	5 years
Implied volatility for the underlying stock	60.94%	55.79%	55%

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

At December 31, 2011, we had net operating loss (NOL) carryforwards in the United States amounting to $3.9 million , which will expire beginning in 2024 through 2031. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code,

Section 382, our initial public offering, or IPO, and other ownership changes that have transpired, may limit our ability to utilize the NOL and credit carryforwards although we have not yet determined to what extent.

Pursuant to the current tax laws applicable to Israeli residents, dividends received from a company that is not an Israeli resident are subject to tax in Israel, at a rate of 20% or 25%, depending on the identity of the stockholder (individual or company) and the ownership percentage. According to the tax laws in the United States, such a dividend is subject to withholding tax at the rate of 30%, which could be reduced to the rate of 25% or 12.5% (depending on the identity of the stockholder and the ownership percentage), in accordance with the Treaty to Prevent Double Taxation between Israel and the United States. In order to enjoy this tax treaty's benefits, several procedural requirements must be met. As of  December 31, 2011, we believe that we are currently a dual tax resident in both Delaware and Israel.

The tax rates that were applicable to us in Israel and to our Israeli subsidiary are as follows: 2010 – 25%, 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 –  20% and 2016 thereafter – 18%.

On December 5, 2011, the Knesset passed the Amendment to the Tax Burden (Legislative Amendments) Law, 2011.  According to the Law, the tax reduction, prescribed in the Economic Efficiency Law, as above, was cancelled, and the corporate tax rate will be 25% commencing the tax year 2012 and thereafter.

The effect of the change on the financial statements as at December  31, 2011, was not material. At December 31, 2011, our wholly owned Israeli subsidiary had NOL carryforwards in Israel amounting to NIS 64 million (approximately $16.7 million) and capital loss carryforwards of NIS 12 million (approximately $3 million), which under current tax law can be carried forward indefinitely.

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

We are currently operating under a material liquidity deficiency. On January 24, 2012, we consummated a private offering, whereby investors received an aggregate amount of 11,144,400 shares of common stock at a price of NIS 1.00 (approximately $0.27) per share. The aggregate gross proceeds were NIS 11,144,400 (approximately $2,943,000) and the net proceeds were NIS 10,793,000 (approximately $2,850,000). Following this offering, we believe that we have sufficient cash to meet our planned operating needs until July 2012, based on our current cash levels. We therefore will need to raise substantial additional capital through future equity or debt financing to finance our initiatives and are currently evaluating potential alternatives. Furthermore, we will be obligated to repay the Convertible Notes Payable, in the face amount of $3,621,000, in July 2012, in the event that they are not converted. We currently do not have the funds available to repay this obligation. We therefore anticipate the need to raise future funds in order to meet our obligations.

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

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010	Cumulative From Inception to December 31, 2011
	U.S. Dollars in Thousands

Net cash used in operating activities	$$	(5,096)	$(3,050)	$(23,156)
Net cash provided by (used in) investing activities		2,044	(1,905)	2,179
Net cash provided by financing activities	$$	97	$7,710	$21,397

As of December 31, 2011, we had $240,000 in cash and cash equivalents, a decrease of $3,247,000 from December 31, 2010.

Operating Activities

Net cash used in operations was $5,096,000 for the year ended December 31, 2011. The net cash used in operations was mainly used for operating expenses. The difference between the net loss of $6,015,000 and the net cash used in operations was attributable mostly to $310,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, accrued interest and amortization of discounts to notes payable, and exchange rate difference thereon of $872,000 and depreciation of $31,000, offset by a non-cash gain of $811,000 for fair value adjustment of derivative instruments.

Net cash used in operations was $3,050,000 for the year ended December 31, 2010. The net cash used in operations was mainly used for operating expenses. The difference between the net loss of $2,176,000 and the net cash used in operations was attributable mostly to $395,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, accrued interest and amortization of discount to notes payable, and exchange rate difference thereon of $484,000 and depreciation of $33,000, offset by a non-cash gain of $2,070,000 for fair value adjustment of derivative instruments.

Currently all of our funds are held as cash and cash equivalents. As of December 31, 2011, we have no material commitments for capital expenditures. Net cash used by operations from our inception is attributable mostly to our net loss offset by non-cash items, primarily change in fair value of our warrants and stock-based compensation, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used in operations will increase as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on ability to secure future funding.

Investing Activities

Net cash used in investing activities in the year ended December 31, 2011 is mainly attributable to our investment in short-term deposits as compared to the net cash used in investing activities in the year ended December 31, 2010, which was attributable primarily to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to proceeds in short-term deposits and to proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $97,000 for the year ended December 31, 2011 as compared to net cash provided by financing activities of $7,710,000 for the year ended December 31, 2010. This decrease was mainly attributable to the proceeds from the private placements to institutional and individual investors and public offering consummated during the period ended December 31, 2010.

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

Cash flow provided by financing activities for the development stage period (cumulative from inception to December 31, 2011) stems from the net proceeds from private placements to institutional and individual investors and from a public offering in 2010, the net proceeds from a private placement of common shares and warrants to the Three Institutional Investors in 2008, the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, and the exercise of stock options less the purchase of treasury stock.

Commencing October 31, 2010, we have been paying interest on a quarterly basis to the Three Institutional Investors on the convertible notes payable in an amount of approximately $90,000 per quarter, provided that the notes have not been converted.

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

Future Operations

As discussed above, we believe we have sufficient cash to meet our planned operating needs until July 2012, based on our current cash levels (see also discussion in Liquidity and Capital Resources above). Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.   As mentioned in Note 1 to our consolidated financial statements, we have incurred recurring losses from operations which raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our net loss accumulated during the development stage through December 31, 2011 aggregated $25,321,000, and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our products for the market.

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

Critical Accounting Policies and Significant Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2011 and 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

Prior to our IPO, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, we did not have sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility were based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Our current assumptions about our stock price volatility are based on a rate that we derived by taking into consideration our own historical volatility rates. Had we made different assumptions about the stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock-based compensation expense and our net loss and net loss per share amounts could have been significantly different.

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to our share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $310,000 and $395,000 for the years ended December 31, 2011 and 2010, respectively, and $2,346,000 for the development stage period (cumulative from inception to December 31, 2011).

The parameter used from 2004 – 2005 to value options for employees was the price of the share on grant date, a method described above. The parameters used to value grants from 2006 – 2011 were based on the Black-Scholes-Merton model for valuing options for employees, as follows:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.37%	$0.10
2009	0.8	10 years	4.96%	$0.63
2010	0.9	7-10 years	4.97%	$0.88
2011	0.75-0.81	10 years	3.83-4.69%	$0.37-0.68

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

To account for these private placements, we estimated the fair value of the three components embodied in the agreements. We used various valuation models and techniques to determine the individual values of the three components. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility for the underlying stock and the standard normal cumulative distribution function. The $3.650 million of proceeds from the private placements were first allocated to the warrants, which were classified as derivative instruments. The warrants are considered derivatives since they are not indexed solely to our own stock as they must be settled in a currency other than our functional currency, and the warrants meet all of the characteristics of a derivative instrument. The convertible notes payable are classified as long-term liabilities and have been recorded at their relative fair value, discounted by a beneficial conversion feature, and is subsequently adjusted for the amortized discount and interest accrual. The warrants have been recorded as a liability, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility of the underlying stock and the standard deviation. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuations could have a material effect upon the valuation results, and thus, on our financial statements. For further details regarding these estimates, see the discussion on non-operating expenses (income), net above.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements As of and for the Years Ended December 31, 2011 and 2010 And for the Development Stage Period

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioCancell Therapeutics Inc. (Development Stage Company):

We have audited the accompanying consolidated balance sheets of BioCancell Therapeutics, Inc. (development stage company) and subsidiary (collectively, "the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2011, and for the cumulative period from October 1, 2004 (inception of operations) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCancell Therapeutics Inc. (development stage company) and subsidiary as of December 31, 2011 and 2010, and the results of their operations, and their cash flows for each of the years in the two-year period ended December 31, 2011, and for the cumulative period from October 1, 2004 (inception of operations) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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
March 29, 2012

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Financial Statements as of December 31, 2011

Table of contents

Page
Consolidated Balance Sheets	36-37
Consolidated Statements of Operations	38
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss	39-43
Consolidated Statements of Cash Flows	44-46
Notes to the Consolidated Financial Statements	47-83

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets

		December 31,	December 31,
		2011	2010
	Note	U.S. dollars in thousands
Current assets
Cash and cash equivalents	3	$240	$3,487
Short - term deposits		-	1,993
Receivable from Chief Scientist and BIRD Foundation	9A,B	16	96
Prepaid expenses		499	88
Other current assets		53	39

Total current assets		808	5,703

Long-term assets
Deposits in respect of employee severance benefits	6	263	288
Other assets		267	33

Total long-term assets		530	321

Property and equipment, net	4	66	88

Total assets		$1,404	$6,112

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets

			December 31,	December 31,
			2011	2010
	Note		U.S. dollars in thousands
Current liabilities
Accounts payable 1	5		$319	$99
Accrued expenses 2			815	319
Accrued vacation pay			76	67
Employees and related liabilities			187	141
Liability to BIRD Foundation	9	B	400	327
Liability for commission to underwriters	7,10	C	8	173
Convertible notes payable	7,8,10	C	2,189	-

Total current liabilities			3,994	1,126

Long-term liabilities
Liability for employee severance benefits	6		308	243
Convertible notes payable	7,8,10	C	-	1,187
Warrants to noteholders	7,10	C	603	1,453

Total long-term liabilities			911	2,883

Contingent liabilities and commitments	9

Stockholders' equity (deficit)	10
Common stock, $0.01 par value per share (65,000,000 and 65,000,000 shares authorized, 26,685,022 and
26,361,083 shares issued and outstanding as of
December 31, 2011, and 2010, respectively)			266	264
Additional paid-in capital			24,646	24,243
Accumulated other comprehensive income			335	329
Accumulated deficit			(28,748)	(22,733)

Total stockholders' equity (deficit)			(3,501	(2,103

Total liabilities and stockholders' equity			$1,404	$6,112

1	The amounts recorded as of December 31, 2011 and December 31, 2010 include $8 thousand and $0 thousand to a related party, respectively.

2	The amounts recorded as of December 31, 2011 and 2010 include $88 thousand and $23 thousand, respectively, to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations

					Cumulative
					from October 1,
					2004 (inception)
			For the year ended December 31,		to December 31,
			2011	2010	2011
			U.S. dollars in thousands
	Note		(except share and per share data)
Research and development expenses			$3,929	$2,207	$17,405

Less: Chief Scientist, BIRD Foundation and
other grants	9A,B		(418)	(390)	(2,825)

Research and development expenses, net			3,511	1,817	14,580
General and administrative expenses1			2,134	1,955	10,382

Operating loss			5,645	3,772	24,962

Interest expenses (income), net			19	(21)	(15)
Gain from marketable securities, net			-	-	(6)
Interest on convertible notes and discount
amortization2	7,8,10	C	1,362	543	2,395
Gain on revaluation of warrants	7,10	C	(811)	(2,070)	(1,481)
Gain on revaluation of liability for commission to underwriters			(171)	(104)	(275)
Other financing expenses (income), net			(29)	56	(259)

Loss before taxes on income			6,015	2,176	25,321

Taxes on income	11		-	-	-
Net loss			6,015	2,176	25,321

Basic and diluted net loss per share			$0.23	$0.11	$1.83

Weighted-average common shares used In computing basic and diluted net loss per share			26,560,560	20,338,863	13,820,986

1 The amounts recorded for the years ending December 31, 2011 and 2010 and for the cumulative period include $98 thousand, $81 thousand and $253 thousand to related parties, respectively.

2 The amounts recorded for the years ending December 31, 2011 and 2010 and for the cumulative period include $348 thousand, $61 thousand and $424 thousand to related parties, respectively.
The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2011):

	Series A convertible
	preferred stock		Common stock
							Accumulated
					Additional		other			Total
	Number of		Number of		paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders'
	shares	Amount	shares	Amount	capital	stock	Income (loss)	deficit	loss	equity (deficit)
		U.S. dollars in thousands (except share data)
Issuance of common stock to founders	-	-	4,282,500	43	-	-	-	(43)	-	-
Stock-based compensation to employees	-	-	-	-	44	-	-	-	-	44
Stock-based compensation to non-employees	-	-	-	-	41	-	-	-	-	41
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	(5)	-	(5)	(5)
Net loss	-	-	-	-	-	-	-	(300)	(300)	(300)

Comprehensive loss									(305)

Balance as of December 31, 2004	-	-	4,282,500	43	85	-	(5)	(343)		(220)

Issuance of Series A convertible preferred stock (at $0.83 per share)	2,854,532	28	-	-	1,795	-	-	-	-	1,823
Conversion of stockholder loans	-	-	360,955	4	296	-	-	-	-	300
Stock-based compensation to employees	-	-	-	-	193	-	-	-	-	193
Stock-based compensation to non-employees	-	-	-	-	148	-	-	-	-	148
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	21	-	21	21
Net loss	-	-	-	-	-	-	-	(834)	(834)	(834)

Comprehensive loss									(813)

Balance as of December 31, 2005	2,854,532	28	4,643,455	47	2,517	-	16	(1,177)		1,431
The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2011) (cont’d):

	Series A convertible
	preferred stock		Common stock
							Accumulated
					Additional		other			Total
	Number of		Number of		paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders'
	shares	Amount	shares	Amount	capital	stock	income (Loss)	deficit	loss	Equity (deficit)
		U.S. dollars in thousands (except share data)
Issuance of Series A convertible preferred stock (at $0.83 per
share)	397,057	4	-	-	291	-	-	-	-	295
Payments of debtors for shares	-	-	-	-	473	-	-	-	-	473
Conversion of stockholder loans	72,192	1	-	-	59	-	-	-	-	60
Conversion of series A convertible preferred stock to common
stock	(3,323,781)	(33)	3,323,781	33	-	-	-	-	-	-
Issuance of common stock to public (net of approximately
$1,035,000 of issuance costs) (at $1.23 per share)	-	-	3,200,000	32	2,786	-	-	-	-	2,818
Issuance of series 1 option warrants	-	-	-	-	772	-	-	-	-	772
Issuance of series 2 option warrants	-	-	-	-	1,028	-	-	-	-	1,028
Stock-based compensation to employees	-	-	-	-	698	-	-	-	-	698
Stock-based compensation to non-employees	-	-	-	-	473	-	-	-	-	473
Exercise of stock options and warrants	-	-	50,000	*	-	-	-	-	-	-
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	287	-	287	287
Net loss	-	-	-	-	-	-	-	(2,316)	(2,316)	(2,316)

Comprehensive loss									(2,029)

Balance as of December 31, 2006	-	-	11,217,236	112	9,097	-	303	(3,493)	-	6,019

* less than $1 thousand
The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2011) (cont’d):

	Series A convertible
	preferred stock		Common stock
							Accumulated
					Additional		other			Total
	Number of		Number of		paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders'
	shares	Amount	shares	Amount	capital	stock	income (Loss)	deficit	loss	Equity (deficit)
		U.S. dollars in thousands (except share data)
Stock-based compensation to employees	-	-	-	-	44	-	-	-	-	44
Stock-based compensation to non-employees	-	-	-	-	78	-	-	-	-	78
Exercise of stock options and warrants	-	-	1,180,790	12	2	-	-	-	-	14
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	334	-	334	334
Net loss	-	-	-	-	-	-	-	(3,936)	(3,936)	(3,936)

Comprehensive loss									(3,605)

Balance as of December 31, 2007	-	-	12,398,026	124	9,221	-	637	(7,429)		2,553

Issuance of common stock to private investors (net of
approximately $57,000 of issuance costs)	-	-	1,872,780	19	2,237	-	-	-	-	2,256
Repurchase and exercise of series 1 option warrants	-	-	1,812,756	18	4,923	(4,951)	-	-	-	(10)
Stock-based compensation to employees	-	-	-	-	29	-	-	-	-	29
Stock-based compensation to non-employees	-	-	-	-	11	-	-	-	-	11
Exercise of stock options and warrants	-	-	209,049	2	4	-	-	-	-	6
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	47	-	47	47
Net loss	-	-	-	-	-	-	-	(2,942)	(2,942)	(2,942)

Comprehensive loss									(2,895)

Balance as at December 31, 2008	-	-	16,292,611	163	16,425	(4,951)	684	(10,371)	-	1,950
The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2011) (cont’d):

	Series A convertible
	preferred stock		Common stock
							Accumulated
					Additional		other			Total
	Number of		Number of		paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders'
	shares	Amount	shares	Amount	capital	stock	income (Loss)	deficit	loss	Equity (deficit)
		U.S. dollars in thousands (except share data)
Issuance of common stock to consultant	-	-	63,939	1	55	-	-	-	-	56
Stock-based compensation to employees	-	-	-	-	139	-	-	-	-	139
Stock-based compensation to non-employees	-	-	-	-	73	-	-	-	-	73
Sale of treasury stock	-	-	-	-	-	4,951		(3,383)	-	1,568
Comprehensive loss:
Foreign currency translation reserve	-	-					(349)	-	(349)	(349)
Net loss	-	-	-	-	-	-	-	(6,803)	(6,803)	(6,803)
Comprehensive loss									(7,152)

Balance as at December 31, 2009	-	-	16,356,550	164	16,692	-	335	(20,557)		(3,366)

Issuance of common stock to private investors (net of
approximately $591,000 of issuance costs)	-	-	4,157,500	42	2,652	-	-	-	-	2,694
Issuance of common stock to public investors (net of
approximately $908,000 of issuance costs)	-	-	5,634,970	56	4,140	-	-	-	-	4,196
Stock-based compensation to employees	-	-	-	-	333	-	-	-	-	333
Stock-based compensation to non-employees	-	-	-	-	364	-	-	-	-	364
Exercise of stock options and warrants	-	-	212,063	2	62	-	-	-	-	64
Comprehensive loss:
Foreign currency translation reserve	-	-	-	-	-	-	(6)	-	(6)	(6)
Net loss	-	-	-	-	-	-	-	(2,176)	(2,176)	(2,176)
Comprehensive loss									(2,182)

Balance as at December 31, 2010	-	-	26,361,083	264	24,243	-	329	(22,733)		2,103

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss

Amounts accumulated during development stage (October 1, 2004 to December 31, 2011) (cont’d):

	Series A convertible
	preferred stock		Common stock
							Accumulated
					Additional		other			Total
	Number of		Number of		paid-in	Treasury	comprehensive	Accumulated	Comprehensive	stockholders'
	shares	Amount	shares	Amount	capital	stock	income (Loss)	deficit	loss	Equity (deficit)
		U.S. dollars in thousands (except share data)

Balance as at December 31, 2010	-	-	26,361,083	264	24,243	-	329	(22,733)		2,103

Issuance of common stock to consultants			63,939	*-	41					41
Stock-based compensation to employees	-	-	-	-	304	-	-	-	-	304
Stock-based compensation to non-employees	-	-	-	-	(37)	-	-	-	-	(37)
Exercise of stock options and warrants	-	-	260,000	2	95	-	-	-	-	97
Comprehensive loss:							-
Foreign currency translation reserve	-	-	-	-	-	-	6	-	6	6
Net loss	-	-	-	-	-	-	-	(6,015)	(6,015)	(6,015)
Comprehensive loss									(6,009)

Balance as at December 31, 2011	-	-	26,685,022	266	24,646	-	335	(28,748)		(3,501)

* less than 1 thousand

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			from October 1,
	For the year	For the year	2004 (inception)
	ended December 31,	ended December 31,	to December 31,
	2011	2010	2011
	U.S. dollars in thousands
Cash flows from operating activities:
Net loss	$(6,015)	$(2,176)	$(25,321)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase in liability for employee severance benefits, net	88	25	307
Fair value adjustment of marketable securities	-	-	133
Depreciation	31	33	182
Stock-based compensation	310	395	2,346
Gain on revaluation of warrants	(811)	(2,070)	(1,481)
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	1,132	484	2,091
Gain on revaluation of liability for commission to underwriters	(171)	(104)	(275)
Changes in assets and liabilities:
Decrease (increase) in other current assets	(18)	52	(56)
Decrease (increase) in prepaid expenses	(447)	147	(507)
Decrease (increase) in Chief Scientist and BIRD foundation receivable	78	(45)	54
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Decrease (increase) in severance pay deposits	5	(34)	(248)
Decrease (increase) in other assets	(253)	28	(278)
Increase (decrease) in accounts payable	242	(148)	321
Increase in employees and related liabilities	60	71	217
Increase (decrease) in accrued vacation pay	15	(17)	45
Increase in liability to BIRD Foundation	103	311	414
Increase (decrease) in accrued expenses	555	(2)	806

Net cash used in operating activities	(5,096)	(3,050)	(23,156)

Cash flows from investing activities:

Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Proceeds from deposits, net	2058	(1,895)	163
Sale of property and equipment	-	1	1
Acquisition of property and equipment	(14)	(11)	(237)

Net cash provided by (used in) investing activities	$2,044	$(1,905)	$2,179

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (cont’d)

	For the year ended December 31, 2011	For the year ended December 31, 2010	Cumulative from October 1, 2004 (inception) to December 31, 2011
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock	$-	$7,646	$18,019
Exercise of stock options and warrants	97	64	181
Payment of deferred stock issuance costs	-	-	(178)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series 1 option warrants	-	-	772
Issuance of Series 2 option warrants	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Purchase of treasury stock	-	-	(4,951)
Sale of Treasury stock	-	-	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	97	7,710	21,397

Effect of currency exchange rate on cash	(292)	108	(180)

Increase (decrease) in cash and cash equivalents	(3,247)	2,863	240
Cash and cash equivalents at beginning of period	3,487	624	-

Cash and cash equivalents at end of period	$240	$3,487	$240

Supplemental disclosures of cash flow information
Interest paid	$363	$-	$363

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (cont’d)

	For the year ended December 31, 2011	For the year ended December 31, 2010	Cumulative from October 1, 2004 (inception) to December 31, 2011
	U.S. dollars in thousands
Conversion of stockholder loans	$-	$-	$360

Issuance of common stock to founders	-	-	43

Issuance of option warrants to underwriters	-	301	358

Exercise of stock options by Company consultants	-	-	1

Conversion of series A convertible preferred stock to common stock	-	-	33

Liability for commission to underwriters	$-	$277	$277

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

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

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drug-candidates for the treatment of various cancer types.  The leading drug-candidate developed by the Company, BC-819, has been successfully tested for a number of cancer types in pre-clinical animal studies, compassionate use human trials and clinical trials. The Company is now performing a Phase IIb clinical trial on pancreatic cancer patients, a Phase IIb clinical trial on bladder cancer patients and a Phase I/IIa clinical trial on ovarian cancer patients. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has not generated any revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company believes that following the financing which occurred subsequent to balance sheet date, as described in Notes 10C11 and 14, it has sufficient cash to meet its planned operating needs until July 2012, based on its current cash position. If the Convertible Notes Payable are not converted before July 30, 2012, the Company will need to pay a total of $3,621,000 at that time.
 The Company is undertaking activities to raise further capital for ensuring future operations although there are significant doubts as to the ability of the Company to continue operating as a “going concern”. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”. As to current financing efforts, see Note 14 - Subsequent Events.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 1 – Business and Summary of Significant Accounting Policies (cont'd)

D.
In December 2011, the Company's board of directors instructed management to advance toward a restructuring, whereby the Company would become an Israeli company, through a reverse triple merger.  In order to carry out the process, prospectuses were filed with the authorities in the U.S. and Israel.  The restructuring is subject (after final approval by the Company's board of directors) to various conditions precedent, including the obtaining of regulatory approvals in Israel and the U.S., issuance of final disclosure documents in Israel and the U.S., and obtaining approval from a general meeting of the holders of the shares and traded options of the Company.  Therefore, it is not certain that it will be possible to complete the restructuring.  As a result of the merger, no change is expected in the Company's operations, nor in the interests of the existing shareholders, nor any material change in the financial statements.

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

Notes to the Consolidated Financial Statements as of December 31, 2011

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

The following table summarizes the representative rate of exchange of the U.S. dollar to the New Israel Shekel (NIS):

		Average rate of
	Rate at	exchange
	December 31	during the year
	NIS	NIS
2011	3.821	3.57
2010	3.549	3.732

The average rate of exchange during the development stage period (from inception through December 31, 2011) was NIS 3.996 to $1.

The translated figures should not be construed to represent actual amounts in, or convertible into, U.S. dollars.

D.	Transactions in foreign currency

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

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 2 - Reporting Principles and Accounting Policies (cont'd)

F.	Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits, with an original maturity of up to three months, to be cash equivalents.

G.	Marketable securities

Historically, all of the Company's investment securities, primarily consisting of investments in government and corporate bond, mutual funds and convertible bonds, have been classified as trading securities, and are reported at fair market value, with unrealized gains and losses, net of tax, recorded in the statement of operations. As of December 31, 2011 and 2010, all funds of the Company are held in cash and cash equivalents and short - term deposits.

H.            Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company carries its derivatives at fair value on the balance sheet and recognizes any subsequent changes to fair value in earnings.

The Company issued derivative instruments in the form of warrants to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of 71.6 cents per share) as part of the financing described in Note 8 below. The warrants were recorded as a liability, at fair value, and changes in the fair value of the instruments are included in the Statement of Operations under the caption “Gain on revaluation of warrants”.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

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

The Company records stock-based compensation as an expense in the statement of operations. The cost of stock-based compensation awards is measured at the grant date fair value. Fair value is determined using the Black-Scholes-Merton option pricing model. Expense is recognized over the vesting period, generally 3-4 years. The Company issues new shares upon share option exercises.

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

Notes to the Consolidated Financial Statements as of December 31, 2011

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

Notes to the Consolidated Financial Statements as of December 31, 2011

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

			Cumulative
			from October 1,
			2004 (inception)
	For the year ended December 31		to December 31,
	2011	2010	2011
Series 3 Warrants	2,817,485	2,817,485	2,817,485
Series 4 Warrants	2,817,485	2,817,485	2,817,485
Warrants to underwriter	612,974	612,974	612,974
Convertible notes payable	4,078,212	4,078,212	4,078,212
Warrants for interest on convertible
notes payable	979,790	979,790	979,790
Warrants to private investors	10,438,283	10,438,283	10,438,283
Stock options to employees,
Directors and consultants under
Stock Option Plans	2,726,752	2,271,176	2,726,752

	24,470,981	24,015,405	24,470,981

O.	Impairment of long-lived assets

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

Notes to the Consolidated Financial Statements as of December 31, 2011

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

The liability to the underwriters is recorded within the scope of ASC 718 as a cash settled plan whereas the liability is recorded as a commission to be paid based on the future proceeds of the estimated warrants exercised.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 2 - Reporting Principles and Accounting Policies (cont’d)

R.	Recently Issued Accounting Standards

.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013. The Company expects that the adoption of ASU 2011-11 in 2013 will not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The Company plans to implement the provisions of ASU 2011-05 by presenting a separate statement of other comprehensive income following the statement of income in 2012. The Company expects that the adoption of ASU 2011-05 in 2012 will not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. A nonpublic entity is required to apply the ASU prospectively for annual periods beginning after December 15, 2011. The Company expects that the adoption of ASU 2011-04 in 2012 will not have a material impact on its consolidated financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 3 - Cash and Cash Equivalents

	December 31,	December 31,
	2011	2010
	U.S. dollars in thousands
In US dollars:
Cash	$17	$233
Cash equivalents	-	600
In New Israeli Shekels:
Cash	33	427
Cash equivalents	168	2,227
In Euro	22	-*

	$240	$3,487

 *           Less than $1 thousand

Note 4 - Property and Equipment, Net

	December 31,	December 31,
	2011	2010
	U.S. dollars in thousands
Cost

Furniture	$22	$22
Electronic equipment	117	128
Computers	113	110

Total	252	260

Accumulated depreciation	186	172

Net book value	$66	$88

Note 5 - Accounts Payable

	December 31,	December 31,
	2011	2010
	U.S. dollars in thousands
Suppliers	$310	$90
Credit card payable	9	9

	$319	$99

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 6 - Deposits and Liability for Employee Severance Benefits

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, based on the latest monthly salary multiplied by the number of years of employment as of the balance sheet date. This liability of the Company is partially covered by payments of premiums to insurance companies under approved plans and by a provision in these financial statements. The deposits in respect of employee severance benefits as stated in the balance sheets as of December 31, 2011 and 2010 represent contributions to manager’s insurance policies and a central fund and are stated at current cash redemption values.

Note 7 - Fair Value Measurements

In accordance with ASC 820-10, the Company’s cash equivalents and short-term deposits are classified within Level 1. This is because the cash equivalents and the short-term deposits are valued using quoted active market prices.

The Company's warrants are valued  using the binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option and the volatility of the Company's common stock. Some of the inputs to this valuation are unobservable in the market and are significant, requiring significant judgment using the best information available.

In 2011, the Company began calculating historical volatility using daily closing prices on an annualized basis, based on the Company's share price, instead of the implied volatility of the Company's Series 3 warrants, on account of the low trading volume of these warrants.

The Company recorded a financing gain of approximately $0.811 million and $2.07 million for the years ended December 31, 2011 and 2010, respectively, and a gain of $1,481 thousand for the development stage period, resulting from revaluation of warrants to noteholders, which has been recorded in the statements of operations.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 7 - Fair Value Measurements (cont’d)

1.	Assets and liabilities measured at fair value on a recurring basis are summarized below:
			Fair value measurement at reporting date using
			Quoted
			Prices
			in Active	Significant
			Markets for Identical	Other Observable	Significant Unobservable
		December 31, 2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description		U.S. dollars in thousands

Cash equivalents	ִ	$168	$168	$-	$-

Total Assets		$168	$168	$-	$-

Warrants to noteholders	ִ	$603	$-	$-	$603

Liability for commission to underwriters		8			8

Total Liabilities		$611	$-	$-	$611

		Fair value measurement at reporting date using
		Quoted
		Prices
		in Active	Significant
		Markets for Identical	Other Observable	Significant Unobservable
	December 31, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description	U.S. dollars in thousands
Cash equivalents	$2,827	$2,827	$-	$-
Short - term deposits	$1,993	$1,993	$-	$-
				-
Total Assets	$4,820	$4,820	$-	$-

Warrants to noteholders	$1,453	$-	$-	$1,453
Liability for commission to underwriters	$173	$-	$-	$173

Total Liabilities	$1,626	$-	$-	$1,626

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 7 - Fair Value Measurements (cont’d)

2.	The assumptions used in the fair value calculation for the Warrants and Convertible Notes Payable were as follows:

	As of	As of
	December 31,	December 31,	As of July 30,
	2011	2010	2008
Market price of underlying stock	1.097 NIS	2.441 NIS	2.08 NIS
Exercise price	$0.716	$0.716	$0.716
Continuously compounded risk-free interest rate for
the debt feature of the Convertible Notes Payable	0.07%	0.48%	5.04%
Continuously compounded risk-free interest rate for
Warrants	0.12-0.19%	0.84%	5.33%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Notes Payable	0.58 years	1.58 years	4 years
Time in years until the expiration of the Warrant	1.58 years	2.58 years	5 years

Volatility	56.08-60.94%	55.79%	55%

3.	The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3), as of December 31, 2011:

  A.   Warrants to noteholders and liability for commission to underwriters:

Level 3
U.S. dollars
in thousands
Balance at January 1, 2010	3400
Initial valuation of liability for commission to underwriters	277
Gain from revaluation, included in the
statement of operations for the
year ended December 31, 2010	(2,174)
Adjustment for foreign currency translation
differences	19

Balance at December 31, 2010	1,626
Gain from revaluation included in the statement
of operations for the
year ended December 31, 2011	(982)
Adjustment for foreign currency translation
differences	(33)

Balance at December 31, 2011	$611

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 7 - Fair Value Measurements (cont’d)

             B.      Convertible notes payable.

The Company has outstanding convertible notes payable, of which the fair values have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	December 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
U.S. dollars in thousands
Convertible notes payable	$2,189	$2,722	$1,187	$3,617

The difference between the carrying amounts as compared to the fair value of the convertible notes payable represents the unamortized portion of the beneficial conversion feature of the convertible notes payable.

Note 8 – Convertible Notes Payable

In July 2008, the Company carried out private placements with institutional investors (the “Investors”), whereby 3 investors received an aggregate amount (including adjustments pursuant to anti-dilution protections that were activated in January 2012, described below) of 1) 2,720,709 shares of common stock (at a price of NIS 1 per share) (the “Common Shares”), 2) non-registered convertible notes payable (the “Convertible Notes Payable”) convertible into an aggregate of up to 13,497,441 common shares (at a conversion  price of NIS 1 per share) and 3) non-registered warrants (the “Warrants”) to purchase an aggregate of up to 6,280,783 shares of common stock (at a price of NIS 1 per share), exercisable for 5 years. The Company's gross proceeds from the private placements were $3.65 million (approximately NIS 12.662 million). As long as they are not converted, the Convertible Notes Payable bear dollar - linked interest of 10% per annum, to be added to the principal (and considered as part of the principal for the purposes of conversion) for the first nine quarters and paid quarterly thereafter, for the remaining seven quarters.

The Convertible Notes Payable are convertible, in whole or in part at the option of the holder at any time prior to July 30, 2012, into a number of shares of the Company’s common stock equal to the principal amount of the notes payable, including capitalized interest accrued between July 30, 2008 and October 30, 2010, at a price of 71.6 cents per share.  The conversion price and terms of the Convertible Notes Payable are subject to certain adjustments.  The Convertible Notes Payable mature, and any principal amount thereunder not converted into shares of common stock becomes due and payable, on July 30, 2012. The Warrants are exercisable at any time prior to July 30, 2013 for a per share exercise price of 71.6 cents.

Pursuant to the terms of the agreements entered into by the Company in connection with the private placement, until such time as the Company has raised equity financing in excess of $15,000,000 (excluding any amounts invested by the Investors), if the Company issues any securities to any party for a per share purchase price, conversion price or exercise price, as applicable, less than any of the per share purchase price, conversion price or exercise price paid or payable for the shares of our common stock, convertible debentures or warrants, respectively, issued to the Investors in the transaction, the Company will be (i) obligated to issue an additional number of shares of its common stock such

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 8 – Convertible Notes Payable (cont’d)

that the number of shares originally issued to the Investors at the closing plus such number of additional of shares of its common stock equal the number of shares of its common stock that would have been issued at the price at which it sold its securities such subsequent issuance for the purchase price paid at the closing for shares of its common stock, and (ii) the conversion price of Convertible Notes Payable and the exercise price of the Warrants shall be reduced to equal the price at which its securities were sold in such subsequent issuance. For more information, see Note 14A below.

The difference between the effective conversion rate of the Convertible Notes Payable as compared to the fair market value of the Company's common stock on the date of issuance represents a beneficial conversion feature. Thus, the Company recorded discount to the Convertible Notes Payable with a corresponding increase in additional paid-in capital of $1,002,000. The aforesaid discount relating to the beneficial conversion feature is amortized to interest expense, using the effective interest method, over the four year life of the Convertible Notes Payable from the date of issuance. As of December 31, 2011, approximately $1,314 thousand of such discount has been amortized since the issuance in July 2008.

The Convertible Notes Payable were initially classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable was accrued to the value of the instrument through October 2010, and beginning January 2011, interest is being paid in cash, and no longer accrued.
Furthermore as of December 31, 2011, the liability has been classified as short-term, as it due in July 2012, if not earlier converted.

If the Convertible Notes Payable are not converted before July 30, 2012, the Company will need to pay a total of $3,621,000.

U.S. dollars in
Movement during the period:	thousands

Balance at January 1, 2010	644
Accrued interest	299
Amortization of discount for the period ended December 31, 2010	244

Balance of Convertible Notes Payable at
December 31, 2010	1,187

Accrued interest	-
Amortization of discount for the period ended December 31, 2011	1,002

Balance of Convertible Notes Payable at
December 31, 2011	2,189

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

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

Through December 31, 2011 the Subsidiary received from the OCS $2,425,000.

The financial statements do not include a liability for these grants due to the uncertainty of successful product development.

In July 2011, the Subsidiary received from the OCS approval of the new grants for two additional research and development programs with a budget of $1,590 thousand  and totaling an anticipated grant of $592 thousand.

B.	Liabilities for the payment of grant to the Israel-US Binational Industrial Research and Development Fund (BIRD)

In December 2007, the Subsidiary and the Virginia Biosciences Commercialization Center (VBCC), received approval for a grant from the Israel-US Binational Industrial Research and Development Fund (BIRD). The grant was intended to partially fund a Phase I/IIa clinical trial in pancreatic cancer at the University of Maryland and medical centers in Israel. The grant is for the lesser of up to an amount of $950,000 or 50% of the predicted expenses of the project.

In accordance with the terms of the agreements between the two companies and the BIRD Foundation, the Company will have to repay the grant within twelve months of the successful completion of the project. The Company has the option to extend the repayment period to 2 years in return for total repayment of 113% of the grant amount, to 3 years in return for total repayment of 125%, to 4 years in return for total repayment of 138%, or to 5 years or more in return for total repayment of 150% of the grant amount, subject to the approval of BIRD.

During 2010, the Company reported the successful completion of Phase I/IIa clinical trials in pancreatic cancer patients.  Consequently, the project was defined as a success.  As of December 31, 2011, the Company has an accrued liability of $400 thousand, including interest and linkage, to the BIRD Foundation, which is classified as a current liability.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 9 - Contingent Liabilities and Commitments

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

The licensing agreement will expire on a country-by-country basis, when the patent expires in that country, or if no patent is registered in that country, in the 9th year from the date of the first commercial sale (as defined in the licensing agreement) in that country. However, the Company is permitted to extend the licensing agreement for an additional period in each and every country, by continuing to pay royalties on the revenues from that country.  It was also agreed that if the agreement covering each country expires, as aforesaid, the Company will have a license for that country, which is not subject to its obligations pursuant to the licensing agreement, and which has no time limit. The financial statements do not include a liability for these royalties, as it not probable at this stage that they will be paid.

D.	Research and development agreement

The Company's research and development activities are carried out by the Subsidiary primarily through a laboratory research team in the Hebrew University of Jerusalem (the “University”) through its technology transfer company, Yissum. The laboratory is managed by a related party of the Company. The research is conducted under an agreement whereby the Company is obligated to pay NIS 2 million ($523 thousand) plus VAT for 2012 on a quarterly basis, for this research service. The original agreement was for a two - year period and as of the date of these financial statements, the agreement has been extended until December 31, 2012.The Company can terminate the agreement upon 90 days prior notice. If the agreement is terminated prior to the end of the research period, the Company shall immediately pay Yissum for the research actually performed and for personnel obligations of Yissum made before the receipt of such written notice or which arise as a result of the termination. As of December 31, 2011, and 2010 the Company has recorded a prepaid expense of approximately NIS 270 thousand ($70 thousand), and NIS 202 thousand ($57 thousand) in respect of this agreement, respectively.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 9 - Contingent Liabilities and Commitments (cont’d)

E.	Indemnification agreements

1.
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

Additionally, upon the commencement of any clinical trial, the Company is obligated to procure and maintain comprehensive clinical trial liability insurance in amounts commensurate with accepted commercial practice. All required insurance will be at the Company’s sole cost and expense. The Company acquired a clinical trial insurance policy providing Yissum as an additional named insuree. The Company is obligated to obtain comprehensive general liability insurance which shall provide contractual liability coverage for the Company’s indemnification under its agreement with Yissum (See D above). As of December 31, 2011, the Company is in compliance with the terms of the agreement.

2.
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

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 9 - Contingent Liabilities and Commitments (cont’d)

F.	Clinical Trial Agreements between the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”) (cont’d)

2.
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

3.
The Company signed clinical trial agreements with medical centers in Israel and in the USA under which the Hospitals will carry out a clinical trial study relating to the clinical development of the Company’s developing drug therapy in patients with pancreatic cancer and subject to compliance with the requirements set forth in the Agreement. In consideration of the Hospitals’ undertaking to conduct the study and for the performance of its obligations, the Company agrees to pay the Hospitals based upon the number of patients, time enrolled and number of treatments, and shall provide, at the Company’s sole expense, the study drug required for the performance of the study as set forth in the agreement.

G.	Clinical Trial Agreements between Hebrew University of Jerusalem and the Company and Medical Centers in the U.S. and Israel (collectively, “Hospitals”)

The University and the Company committed to indemnify the Hospitals, the study staff, and the employees and/or officers and/or representatives of any of the parties listed above (“Beneficiaries”) from and against all claims, demands, causes of action and suits of whatsoever kind or nature based on damages claimed to have been caused as a result of the performance of the Study and/or any procedures prescribed in the Protocol and/or pertaining to the study (“Loss”) conditional to the following conditions: (i) the Loss was not caused as a result of negligence or misconduct of the Beneficiaries; and (ii) the Beneficiaries performed the study in accordance with the Protocol and the additional requirements set in the clinical trial agreement. The Company shall obtain and maintain at all times during the term of clinical trial agreement and thereafter for a period not less than the applicable statute of limitations, a comprehensive general liability insurance policy for reasonably cognizable claims arising from the activities to be undertaken pursuant to clinical trial agreement in the minimum amount of $5 million dollars per incident. As of December 31, 2011, the Company is in compliance with the terms of the agreement and is not aware of any need for such indemnification as discussed above.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 9 - Contingent Liabilities and Commitments (cont’d)

H.	Operating leases

1.	Vehicles

The Company has lease agreements for 12 vehicles for 24 - 36 months each. As required by the agreements, the Company deposited a security deposit to ensure the fulfillment of its contractual commitment. At December 31, 2011, the balance of the deposit was approximately $30 thousand (NIS 117 thousand) and represents the last three months of the lease. The deposit is linked to the Israeli CPI and does not bear interest.
The minimum annual payments in connection with the agreement are as follows:
U.S. dollars
in thousands
2012	$76
2013	$42
2014	$5

H.	Operating leases (cont’d)

2.            Rental Agreement

In November 2006 the Company entered into a rental agreement for its offices for a 24 month period with an option to extend. The latest extension of the rental agreement is for an additional period of 12 months until September 16, 2012. The monthly rent (including maintenance fee and parking) is $5 thousand + VAT. The Company presented the lessor with a bank guarantee in the amount of $15 thousand to ensure fulfillment of its contractual obligations.

The following table summarizes the Company’s rent expense for the periods presented:

	Year ended December 31,	Year ended December 31,	Cumulative from inception to December 31,
	2011	2010	2011
	U.S. dollars in thousands
Rent expense	$60	$50	$289

The minimum future annual payments in connection with the agreement are as follows:

U.S. dollars in thousands
2012	$43

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 9 - Contingent Liabilities and Commitments (cont’d)

I.	Consulting Agreements

As of July 2008, the Company entered into an agreement with Tikcro Technologies Ltd., whereby in exchange for consultancy services provided by it, the Company will pay Tikcro Technologies Ltd. an annual amount of $30 thousand, 63,939 shares of common stock and reimbursement of expenses. In the first year of the agreement the Company recorded a provision in the amount of $40 thousand in connection with the abovementioned shares, as they had not been issued. The Company believes that it did not receive the consultancy services, as provided for in the agreement, for that year. Therefore, the Board of Directors of the Company, with the advice of its legal advisor, decided to cancel the provision.

Following disagreements between the Company and Tikcro Technologies Ltd. regarding the scope of consulting services provided to the Company between July 2008 and July 2009 (the first year, as described above), and following the request of the parties to attempt arbitration (which had not yet commenced), the Company and Tikcro agreed that the Company would pay Tikcro half of the agreed consulting fee for the aforementioned period, in return for mutual waivers of claims regarding this matter,  During 2011 the general meeting approved the agreement. Accordingly, the Company accrued $30 thousand for such payment.

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

K.
Pursuant to an agreement signed with the Company's CEO, he is entitled to receive a bonus at such time as the Company shall raise an aggregate amount of $10 million, between January 30, 2010 and until the termination of his employment with the Company, in any form, except for loans from financial institutions and grants under the auspices of the Israeli Ministry of Industry, Trade and Labor, such as Chief Scientist grants and bi-national funds. The amount of the bonus will be $100,000, subject to a deduction of a pro-rata portion based on the funds raised provided by investors from which the Company has received funds or assets prior to January 30, 2010. As of December 31, 2011, the Company has recorded a short-term liability of $84 thousand (approximately NIS 300 thousand) in respect of this agreement based on past amounts raised with the expectation that the total will be reached with the in year.

L.
During August 2011, the Company signed a framework agreement for management of clinical trials that will be conducted abroad.  Under the terms of the agreement, the Company paid an advance of $367 thousand, which was recorded in prepaid expenses and in long-term other assets.

M.
During October 2011, the Company signed an agreement for the purchase of materials for conducting clinical trials in a total amount of $850 thousand.  The Company paid an advance of $167 thousand, which was recorded in prepaid expenses, as the goods had not yet been received as of December 2011.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 10 - Stockholders' Equity

A.	Stock splits

1.           In November 2005, the Company's board of directors approved a 1:30 split of the Company's stock. Therefore, the number of authorized and issued shares of the Company increased from 100,000 to 3,000,000.  At the same time, the Company's board of directors approved a further increase in the number of authorized shares to 6,137,609, comprised of 5,000,000 shares of common stock, $0.01 par value and 1,137,609 shares of Series A convertible preferred stock par value of $0.01. The stock split was reflected retroactively from inception.

2.           In July 2006, the Company’s board of directors approved a 1:2.855 split of the Company’s stock. The stock split was reflected retroactively from inception.

B.	Composition

	As of December 31, 2011		As of December 31, 2010
Number of shares
		Issued and		Issued and
	Authorized	outstanding	Authorized	outstanding
Common stock, $0.01 par
value each	65,000,000	26,685,022	65,000,000	26,361,083

C.	Issued Common Stock and Preferred Stock

1.	In October 2004, the Company issued 4,282,500 shares of common stock to two of the Company's founders, for no consideration, as founders’ shares.

2.
In November 2005, pursuant to an agreement signed in October 2005, the Company issued 360,955 shares of common stock to Yissum, resulting from the conversion of stockholder loans totaling $300 thousand.

3.
In December 2005, the Company issued 2,854,532 shares of Series A convertible preferred stock for consideration of $2,296,000, net of expenses incurred in connection with the fund raising of $76 thousand, including $473 thousand which was in transit at the balance sheet date and was recorded in 2006.

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

Notes to the Consolidated Financial Statements as of December 31, 2011

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

Notes to the Consolidated Financial Statements as of December 31, 2011

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

The $3,650,000 of proceeds from the private placements were first allocated to the Warrants, which were classified as a derivative Iiability. The Warrants are considered derivatives since they are not indexed solely to the Company’s own stock, as they must be settled in a currency other than the Company’s functional currency, and the Warrants meet all of the characteristics of a derivative instrument. The allocation was based on their fair value, and the residual amount was allocated among the Common Stock and the Convertible Notes Payable based on their relative fair values (see Note 8).

The Warrants were recorded as a liability, as mentioned above, with a corresponding discount to the Convertible Notes Payable, based on their fair values, and are revalued at each reporting date. Changes in the fair value are included in the Statement of Operations. During 2011 the fair value of the Warrants decreased by $850,000, of which $811,000 is recorded in the statement of operations in revaluation of warrants income (the primary drivers of this change are described in a table further on in this note) and $40 thousand is included in other comprehensive loss representing foreign currency translation differences.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 10 - Stockholders' Equity (cont’d)

C.	Common Stock (cont’d)

U.S. dollars
in thousands
Allocation of proceeds:

Issuance of Common Stock	12
Additional Paid-in Capital resulting from issuance of Common stock	262
Discount resulting from the issuance of Warrants	1,828
Discount resulting from the Beneficial Conversion Feature	1,372
Initial value of Convertible Notes Payable at July 30, 2008	176

Total proceeds	$3,650

8.
With respect to the agreement discussed in note 9I, 63,939 shares of common stock were issued for each of the consulting years 2009-2010, 2010-2011 and 2011-2012 (the latter after the reporting date) to Tikcro Technologies Ltd. for consultancy services. See Note 9I.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 10 – Stockholders’ equity (cont’d)

C.	Common Stock (cont'd)

9.
During March 2010, the Company received an aggregate investment of NIS 12,265,000 (approximately $3.285 million) from a number of investors. In return, the Company allocated an aggregate amount of 4,157,500 shares, at a price per share of NIS 2.95 (approximately $0.78) and 4,157,500 non-registered warrants (the “Warrants”) to purchase 4,157,500 shares of common stock. The Warrants are exercisable at a price per share of NIS 4.25 (approximately $1.12) for four years. The net proceeds, after deducting the issuance costs of $591 thousand, were recorded as additional paid in capital in exchange for the shares issued to the investors.

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

10.	In November 2010, the Company filed a prospectus for a public offering on the TASE, offering to the public the following securities:

a.	Common stock - 5,634,970 quoted shares, $0.01 par value each.

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

The offering was consummated on November 18, 2010 upon the issuance of 5,634,970 shares of Common Stock, 2,817,485 Series 3 Warrants and 2,817,485 Series 4 Warrants. The gross proceeds received by the Company totaled $5,104,000 (NIS 18,595 thousand). The expenses incurred in connection with the public offering totaled $908,000, of which $75 thousand was due to warrants granted to underwriters and an additional amount of $155 thousand was recorded as a liability for commission to underwriters. In addition the Company recorded a decrease in deferred stock issuance costs in an amount of $178 thousand to additional paid in capital.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 10 – Stockholders’ equity (cont’d)

11.
  Subsequent to balance sheet date, on January 24, 2012, after obtaining approval from the audit committee, the board of directors and a general meeting of its shareholders, the Company executed an exceptional private placement, in accordance with agreements with various investors, of 11,144,400 of its shares of common stock ($0.01 par value each) that were allotted against total consideration of NIS 11,144,400 ($3 million), at a price of NIS 1.00 per share.  Among the investors was CBI, which is deemed a joint-controlling shareholder in the Company, for the purpose of approving transactions with interested parties, and since execution of the offering, is deemed the Company's controlling shareholder.

Under the terms of the private placement, 8,199,400 shares of the Company common stock were allotted to CBI, whereby after the private placement, CBI's shareholding percentage in the issued and paid-off capital of the Company and the voting rights therein rose from 14.37% to 31.64%.  Most of the investors that participated in the private placement were existing shareholders, which had invested in the Company in the past.

The share price in the private placement led to invoking the adjustment formulas prescribed in the investment agreements from 2008, between the Company and CBI, Tickro Technologies Ltd. and the Compensation Fund of Employees of Hebrew University in Jerusalem Ltd. ("2008 Investors").  Consequently, (1) a total of 1,500 thousand common shares were allotted to 2008 Investors; (2) the exercise price of the warrants received by 2008 Investors was changed from $0.716 per share to NIS 1 per share; and (3) the number of common shares deriving from the conversion of the convertible loans given by 2008 Investors to the Company (to the extent the loans are converted) was increased by 8,400 thousand shares, subject to approval by a general meeting of the Company's shareholders, to increase the Company's authorized capital (see the note on subsequent events).

D.	Treasury Stock

During August 2008, the Subsidiary purchased 1,812,756 Series 1 Warrants of the Company from a third party at a price of NIS 0.02 each. The Subsidiary exercised these warrants for common stock at a strike price of NIS 9.73 per share, paid to the Company by an equity investment of the Company in the Subsidiary. During the year ending December 31, 2009, the Company sold 1,812,756 shares of treasury stock, at an average price of NIS 3.38 (approximately $0.865) per share, and total proceeds of $1,568,000. Following the sale, the Company did not hold any shares of treasury stock. The difference between the total proceeds and the initial relative cost of the treasury stock in the amount of $3,383,000 was recorded as an increase to the accumulated deficit.

E.	Stock Option Plans

1.
The Company provides for direct grants of common stock, and common stock options to employees and non-employees through the 2004 Stock Option Plan (the 2004 Plan) and the 2007 Stock Option Plan (the 2007 Plan).

The Company’s stockholders approved the 2004 Plan in November 2004, following its adoption by the Company’s board of directors. Under the 2004 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock reserved and available for grant under the 2004 Plan was set at 2,024,003. As of December 31, 2011, all options available under the 2004 Plan have been allocated, and no further options are available.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 10 – Stockholders' Equity (cont'd)

In January 2007, the Company’s Board of Directors approved the 2007 Plan. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of Common stock reserved and available for grant under the 2007 Plan was set at 2,000,000 upon its adoption and was increased during 2010 by an additional 750,000, after which the Board of Directors abolished the limit of options available under the 2007 Plan.

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

F.          Allotment of stock options to employees, directors and consultants of the Company and the Subsidiary as of December 31, 2011

The expenses recorded in the statement of operations on account of stock-based transactions were $310 thousand and $395 thousand for the years ending December 31, 2011 and 2010, respectively, and $2,304 thousand for the development stage period (cumulative from inception).

The options that were granted in 2004 were with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to the Company’s share price at the grant date, based on stock issuances that took place surrounding the grant date.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 10 – Stockholders' Equity (cont'd)

The assumptions used in the valuation of the options granted in 2006, 2008, 2009, 2010 and 2011, based on the Black–Scholes-Merton model, are as follows:

				Estimated value
		Expected		of the stock
		average term of		price on the
Year	Volatility	the option	Risk-free rate	grant date*
2006	0.6	3 years	4.07%-5.00%	$0.83-$1.45
2008	0.6	10 years	6.3705%	$0.10
2009	0.8	10 years	4.9553%	$0.63
2010	0.9	7-10 years	4.9737%	$0.88
2011	0.75-0.81	10 years	3.83%-4.69%	$0.38-$0.72

*	The market price is fixed in New Israeli Shekel that are translated at exchange rate on date of grant.

The fair value of options granted to non-employees has been computed and accounted for in accordance with ASC subtopic 505-50 and 718-10, and was measured according to the Black-Scholes-Merton option-pricing model with the parameters discussed in the table below, and unvested options are revalued at the end of each reporting period.

Year	Volatility	Contractual term of the option	Share price as of December 31,	Risk-free rate
2008	0.6	10 years	NIS 0.405	6.3705%
2009	0.8	10 years	NIS 2.435	4.9553%
2010	0.9	10 years-7	NIS 2.441	4.9737%
2011	0.75	10 years	NIS 2.61	4.69%

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 10 – Stockholders' Equity (cont'd)

G.	Options outstanding

1.	The following table summarizes information about stock options outstanding as of December 31, 2011:

Options outstanding			Options exercisable
	Weighted			Weighted
	average			average
	remaining	Weighted		remaining	Weighted
	contractual	average		contractual	average
Number	term	exercise	Number	term	exercise
outstanding	(years)	price	outstanding	(years)	price
149,888	3.00	$0.01	149,888	3.00	$0.01
78,426	4.55	$0.08	78,426	4.55	$0.08
612,300	6.92	$0.33	561,652	6.92	$0.33
180,000	6.92	$0.60	180,000	6.92	$0.60
679,000	7.92	$0.84	602,875	7.92	$0.84
80,000	5.99	$0.84	60,000	6.24	$0.84
56,250	8.17	$0.93	56,250	8.17	$0.93
330,888	9.17	$0.79	144,755	9.17	$0.79
560,000	9.75	$0.64	67,500	9.75	$0.64
2,726,752	7.74	$0.60	1,901,346	7.12	$0.60

The aggregate intrinsic value of options outstanding and exercisable as of the reporting date was $58 thousand. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

			Remaining
	Number of		Contractual
	options granted	Exercise price	Term	Fair value
Consultants	242,188	$0.01-$0.79	3-9.17 years	$0.06-$1.18
Directors	216,250	$0.597-$0.93	6.92-8.17 years	$0.04-$0.88
Employees	2,268,314	$0.08-$0.84	4.55-9.75 years	$0.06-$1.60

Total	2,726,752

The stock options with exercise prices fixed in New Israeli Shekel are translated at year-end exchange rates.

Note 10 – Stockholders' Equity (cont'd)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

G.	Options outstanding (cont'd)

2.           The following table summarizes the Company’s stock option activity during 2011:
		Weighted
	Number of	average exercise
	stock options	price
Balance outstanding at January 1, 2011	2,271,176	$0.56

Granted:
Employees	890,888	$0.72
Consultants	20,000	$0.79
Forfeited	(182,812)	$0.89
Expired	(12,500)	$0.51
Exercised	(260,000)	$0.33

Balance outstanding at December 31, 2011	2,726,752	$0.6

During 2010, 212 thousand options were exercised at an exercise price between $0.01 and $0.597 per share. During 2011, 260 thousand options were exercised at an exercise price of $0.33 per share. For the years ending December 31, 2011 and 2010, the Company received $97 thousand and $64 thousand, respectively, from the exercise of options, and additional paid-in capital increased accordingly. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $57 thousand and $105 thousand.

In 2011, the Board of Directors issued options to purchase 910,888 shares of common stock to employees, at a weighted-average exercise price of 2.65 NIS each and a weighted-average fair value of 1.49 NIS each. According to the conditions of the options grant, 780,888 of these options were to vest over 16 equal quarterly portions (adjusted for regulatory delays in obtaining TASE approval), and 130,000 are milestone-based. These options have no intrinsic value as of the reporting date.

3.	Performance-based options

An additional grant of 150,000 options was subject to market and performance based conditions. No share-based payment expense has been recorded in the statement of operations with respect to this award of 150,000 contingent options due to the milestone not having been reached. These options expired in April 2011.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 10 – Stockholders' Equity (cont'd)

G.	Options outstanding (cont'd)

4.          As of December 31, 2011, there was $147 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost was expected to be recognized as follows (in thousands):

Year ending December 31	$
2012	$95
2013	43
2014	8
2015	1

$147

H.	With regard to the consultancy agreement described in note 9, the company issued 127,878 shares of common stock in 2011 and 2010.

I.
On March 28, 2010, the Company entered into an agreement with underwriters in connection with its private offering. Upon signing of the agreement, the Company issued 415,750 warrants to the underwriters, par value $0.01. The warrants can be exercised, either in part  or in whole, for a period of four years at an exercise price of NIS 4.25 (approximately $1.12) each. (See Note 10C above).

J.
On October 28, 2010, the Company signed an agreement with underwriters in connection with its public offering on the Tel Aviv Stock Exchange. Upon the signing of the agreement, the Company issued 197,224 warrants (series 4) to the underwriters. The warrants can be exercised, either in part or in whole, for a period of four years at an exercise price of NIS 4.43 (approximately $1.21) each. As part of the agreement the underwriters are entitled to receive a cash commission of 3% of the future proceeds of warrants exercised. (See Note 10C above).

K.	Dividend Distribution Policy

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 11 - Taxes on Income

A.           Tax laws applicable to the Company

The Parent is taxed under the laws of the United States, and was also registered as a tax reporting company in Israel.
The Subsidiary is taxed under the Israeli Income Tax Ordinance and Income Tax (Inflationary Adjustments) Law - 1985.

B.           Tax rates applicable to the Company

1.           The Parent
The federal tax rates applicable to the Parent, which is incorporated in the United States, are the (progressive) corporate tax rates of up to 35%.

At December 31, 2011, the Parent had net operating loss (“NOL”) carryforwards in the US amounting to $3.9 million, which will expire beginning in 2025 to 2031. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company’s IPO and recent financing activities, may limit the Parent’s ability to utilize its NOL and credit carryforwards although the Parent has not yet determined to what extent.
Additionally, for Israeli income tax purposes, the Parent had net operating loss (“NOL”) carryforwards in the amount of NIS 12 million (approximately $3 million).

2.           The Subsidiary
The Subsidiary is taxed under the Israeli Income Tax Ordinance. On July 14, 2009, the Israeli Parliament (the Knesset) enacted an amendment to the Income Tax Ordinance (No. 147), the Law for Economic Efficiency, which stipulates, inter alia, that the corporate tax rate will be gradually reduced to the following tax rates: 2009 – 26%; 2010 – 25%; 2011 – 24%; 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015– 20% and 2016 and thereafter – 18%.
On December 5, 2011, the Knesset passed the Amendment to the Tax Burden (Legislative Amendments) Law, 2011.  According to the Law, the tax reduction, prescribed in the Economic Efficiency Law, as above, was cancelled, and the corporate tax rate will be 25% commencing the tax year 2012 and thereafter.
These amendments did not have a material effect on the financial position of the Company.
At December 31, 2011, the Subsidiary had NOL carryforwards in Israel amounting to NIS 64 million (approximately $16.7 million) and capital loss carryforwards of NIS 12 million (approximately $3 million), which under the current tax law can be carried forward indefinitely.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 11 – Taxes on Income (cont'd).

C.	The components of loss (income) before income taxes were:

			Amounts
			accumulated
			during
			development
	2011	2010	stage
	U.S. dollars in thousands
US	$1,432	$(740)	$4,985
Non-US	4,583	2,916	20,336

	$6,015	$2,176	$25,321

D.	Income tax expense (benefit)

Income tax benefit attributable to income from continuing operations consists of the following:

	Current	Deferred	Total
U.S. dollars in thousands
Year ended December 31, 2011:	$-	$-	$-

Year ended December 31, 2010:	-	-	-

Amounts accumulated during development stage	$-	$-	$-

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Years ended December 31
			Amounts
			accumulated
			during
			development
	2011	2010	stage
	U.S. dollars in thousands
Loss before taxes on income	6,015	2,176	25,321
Tax rate	34%	34%	34%
Computed “expected” tax benefit	$(2,045)	$(740)	$(8,609)
Non-deductible stock-based compensation	83	116	708
Fair valuation adjustment of Warrants	65	(601)	(34)
Fair valuation adjustment of underwriters' commission	(58)	(104)	(162)
Foreign tax rate differential	458	262	1,451
Other	-	2	16
Change in valuation allowance	1,497	1,065	6,630

Actual income tax expense (benefit)	$ -	$ -	$ -

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 11 – Taxes on Income (cont'd)

            E. Deferred tax assets and liabilities

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out as follows:

	Years ended December 31
	2011	2010
	U.S. dollars in thousands
Deferred tax assets:
Net operating and capital loss carryforwards	$6,298	$4,045
Deferred research & development charge	512	325
Liability for accrued vacation pay	20	12
Liability for employee severance benefits, net	11	-

Total gross deferred tax assets	6,841	4,382

Valuation allowance	(6,841)	(4,374)

Total net deferred tax assets	-	8

Deferred tax liabilities:
Asset for employee severance benefits, net	-	(8)

Total gross deferred tax liabilities	-	(8)

Net deferred tax asset	$ -	$ -

Because of the Company’s lack of earnings history, management believes that it is more likely than not that the Company will not realize the benefits of these deductible temporary differences. Accordingly, its deferred tax assets have been offset by valuation allowance at December 31, 2011 and 2010. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010, was an increase of $2,467 thousand, $790 thousand, respectively, and $6,841 thousand for the development stage period.

F.	Accounting for uncertainty in income taxes

For the years ended December 31, 2011 and 2010 and for the development stage period, the Company did not have any unrecognized tax benefits and thus, no interest and penalties related to unrecognized tax benefits were recognized. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next 12 months.
The Parent and its Subsidiary file income tax returns in the U.S. federal jurisdictions and non-U.S. jurisdictions. The Parent’s U.S. federal income tax returns are open to examination by the Internal Revenue Service for the tax years beginning in 2008. The Subsidiary's Israeli income tax returns remain subject to examination by the Israeli Income Tax Authority for the tax years beginning in 2008. Subsequent to balance sheet date, in January 2012, the Israeli Income Tax Authority began an audit of the Company's and Subsidiary’s income tax returns for the tax years 2008-2010. The Subsidiary is currently in deliberations with the Income Tax Authority, and no formal findings have been received.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2011

Note 12 – Related Party Transactions

	Year ended December 31,	Year ended December 31,	Cumulative from inception to December 31,
	2011	2010	2011
	U.S. dollars in thousands
Business consulting fees paid to related companies	$98	$81	$253

A.	As of December 31, 2011, of the business consulting fees that was paid to related companies, $30 thousand is recorded in accrued expenses (See Note 9I).

B.
In May 2011, the Company purchased a Directors and Officers insurance policy for the Company, limited to a liability of five million dollars ($5,000,000) per claim and in aggregate during the term of the policy ($1,500,000 for US securities claims). The term of the policy is until May 21, 2012. The annual cost of the premium for the insurance policy is $19 thousand. Officers are not required to pay a deductible, while the deductible for the Company is $7.5 thousand throughout the world except for the USA and Canada, where the deductible for the Company is $50 thousand ($150 thousand for SEC-related claims).

C.	In July 2006, the Company approved the granting of letters of indemnification to directors and officers serving at that time and in the future (see Note 9E).

D.	As described in Note 9I, the Company entered into an agreement with Tikcro Technologies Ltd., an investor in the July 2008 private placement transaction, whereby it would receive consultancy services.

E.	On May 15, 2008, the Company executed a private placement allocation of 650,000 shares of common stock to Clal Biotechnology Industries Ltd. (“CBI”) as described in Note 10C.

F.
On July 30, 2008, the Company carried out private placements with institutional investors (the “Investors”), whereby 3 investors received common stock, non-registered Convertible Notes Payable and Warrants as described in Note 10C.

G.
On December 4, 2011, per the recommendation of the audit committee of the Board of Directors of the Company (the "Board of Directors"), the Board of Directors resolved to accept commitments received from Clal Biotechnology Industries Ltd. ("CBI") and other investors (collectively, the "Investors") to participate in a private placement of shares of Common Stock of the Company as described in Note 10C.

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

Note 14 – Subsequent events

A.
Further to Note 10C11, on January 24, 2012, the Company consummated a private offering, whereby investors, including CBI, received an aggregate amount of 11,144,400 shares of common stock at a price of NIS 1.00 (approximately $0.27) per share. The aggregate gross proceeds were NIS 11,144,400 (approximately $2,943,000) and the net proceeds were NIS 10,793,000 (approximately $2,850,000). Pursuant to anti-dilution protections activated by the private placement, held by three investors from July 2008, the Company issued the investors 1,497,929 additional shares, reserved 8,439,439 additional shares that will derive from any future conversion of convertible notes held by the investors, and adjusted the exercise price of 6,280,783 warrants held by the investors from $0.716 to NIS 1 each. This may have a material impact on the Company’s financial statements.

B.
In January 2012, the Company allotted to its chief scientist options to purchase 300,000 common shares, $0.01 par value each, which will be listed for trading after their exercise. The exercise price of the options is NIS 1.583 per share, which is the higher of the average share price at the end of the 22 trading days that preceded the date of the board of directors' resolution on the matter and the share price at the end of the trading day on which the board of directors' resolution was passed.  According to the terms of the allotment, the options will vest in 16 equal quarterly installments, at the end of every calendar quarter. This may have a material impact on the Company’s financial statements.

C.
In March 2012, the Company's authorized capital was increased from 65,000,000 shares to 150,000,000 shares. The goal of this increase was to continue to enable fundraising to finance the Company’s operations until it begins to receive revenues.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2011 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act, passed in 2010, which eliminated the requirements for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our current directors, executive officers and key employees and those of our subsidiary are identified in the table below.

Name	Age	Position
Uri Danon	45	Chief Executive Officer
Jonathan Burgin	50	Chief Financial Officer
Abraham Hochberg (2)	73	Chief Scientific Officer and Director
Monique Ben-Am	59	Vice President of Clinical Development
Patricia Ohana	56	Vice President of Research & Development
Doron Amit	37	Vice President of Business Development
Ruben Krupik	60	Chairman of the Board of Directors
Ofer Goldberg (2)	39	Director
Aviv Boim (2)	44	Director
Hanoch Rappaport (1) (3)	45	Director
Aharon Schwartz	69	Director
David Schlachet (1) (2) (3)	66	External Director
Orly Yarkoni (1) (3)	56	External Director

(1)	Member of the Audit Committee
(2)	Member of the Executive Committee
(3)	Member of the Compensation Committee

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

Jonathan Burgin
    Chief Financial Officer

Mr. Burgin has served as our Chief Financial Officer since June 2011. Mr. Burgin has been Chief Financial Officer of Radcom, Ltd. (NASDAQ: RDCM), a service assurance provider, since 2006, and was CFO of XTL Biopharmaceuticals (TASE: XTL, Pink Sheets: XTLBY), a drug development company, from 1999 to 2006, where he took an active part in the process of listing its shares on the NASDAQ, London Stock Exchange, and TASE and in raising $113 million in four financing rounds. Between 1997 and 1999, he was CFO of YLR Capital Markets, a publicly-traded Israeli investment bank, and rose to become a Senior Manager at Kesselman & Kesselman, the Israeli member of PricewaterhouseCoopers International, Ltd, between 1984 and 1997. Mr. Burgin earned an M.B.A. and a B.A. in Accounting and Economics from Tel-Aviv University and is certified in Israel as a CPA.

Prof. Abraham Hochberg
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

Monique Ben-Am
   Vice President of Clinical Development

Ms. Ben-Am has been our VP Clinical Development since June 2011 bringing with her over 25 years of experience in the pharmaceutical industry. Prior to joining BioCancell, Monique was Director of Global Operations Management & Resources, Global Clinical Operation, Global Innovative R&D at Teva Phamaceuticals, Ltd. (NASDAQ: TEVA, TASE: TEVA), where she managed an international group of Global Operations Managers responsible for multiple sclerosis, ALS, Parkinson's Disease, Crohn's Disease and oncology clinical trials. Previously, she was VP Clinical Affairs at TopSpin Medical Ltd., after many years with Novartis Pharma AG in Switzerland and the U.S. in a variety of positions. While working at Novartis' Oncology Business Unit, she managed and completed a number of clinical trials leading to the approval of the oncology blockbuster drug Glivec, the Glivec Expanded Access Program including over 7000 patients in 37 countries, and the Glivec International Patient Access Program (GIPAP) providing access to thousands of patients in the developing world. She holds a B.Sc. in Agriculture from the Hebrew University of Jerusalem, Israel, and an M.Sc. in Physiology and Pharmacology from the Tel Aviv University.

Patricia Ohana
   Vice President of Research & Development

Dr. Ohana has served as our Vice President of Research & Development since June 2011, As such, she is in charge of R&D, operations and regulatory affairs. Dr. Ohana was previously our Vice President of Clinical Development and has been a biochemist and molecular biologist in the Department of Biological Chemistry at the Hebrew University of Jerusalem for the past 26 years. Dr. Ohana holds a Ph.D. in Biological Chemistry, a M.Sc. in Chemistry and a B.Sc. in Chemistry, each from the Hebrew University of Jerusalem.

Doron Amit
     Vice President of Business Development

Dr. Amit oversees our business development activity, and is in charge of the research and development of BC-821, our second generation drug candidate, since co-inventing it together with Prof. Abraham Hochberg. He is a former director of the US Funds Department and the chief life science analyst at FreeMind Group LLC, an international consultancy firm, where he managed a team of bio-med consultants and was responsible for raising funds from non-dilutive sources such as government agencies and private foundations for biotechnology companies and research institutions.

He has provided business consultancy services for various biotechnology and medical device companies in Israel and in the U.S. Dr. Amit holds a Ph.D. in Molecular Biology and an MBA, magna cum laude, both from the Hebrew University of Jerusalem. He also holds an M.Sc., summa cum laude, in Molecular Biology, and a Bachelor of Medical Sciences, both from the Hebrew University of Jerusalem.

Dr. Amit will conclude his employment with us on April 19, 2012. His duties will be taken over by other members of management.

Ruben Krupik
     Chairman of the Board of Directors

Mr. Krupik has served as a director and the Chairman of our Board of Directors since March 2011. He is the Chief Executive Officer of CBI, and is a central figure in the strategic advancement of companies in Israel’s biomed industry. He is the Chairman of D-Pharm Ltd. (TASE: DPRM), CureTech Ltd., MediWound Ltd., Gamida Cell and Andromeda Biotech. An accomplished, multi-disciplinary industry executive, Mr. Krupik has been a key driver in the launch of numerous successful companies in the fields of medical technology, including Given Imaging (NASDAQ:GIVN). Mr. Krupik held several senior positions at Tadiran Telecommunication Group where he accrued extensive experience in high-tech management. He holds an LL.B. from Tel Aviv University and a B.A. in economics and political science from the Hebrew University of Jerusalem. Mr. Krupik is qualified to serve on our board of directors by virtue of his vast business knowledge and experience in the field of biotechnology startup firms.

Aviv Boim
    Director

Mr. Boim has served as a director since August 2008. Mr. Boim previously served as Chief Executive Officer of Tikcro Technologies, Ltd., and Orckit Communications Ltd., where he held the position of Chief Financial Officer for nearly ten years. Prior to joining Orckit, Mr. Boim was a banker with BT Alex. Brown Incorporated, an investment banking firm. Mr. Boim holds a B.A. and a M.A. in economics and management from Tel Aviv University and an LL.B. from Tel Aviv University Law School. Mr. Boim currently serves on our Board of Directors as a representative, and is an affiliate, of Tikcro Technologies, Ltd. See “Security Ownership of Certain Beneficial Owners and Management — Voting Agreement” and “Certain Relationships and Related Transactions” below. Mr. Boim is qualified to serve on our Board of Directors by virtue of his investment banking and finance knowledge and experience which are relevant to a company in our position.

Ofer Goldberg
    Director

Mr. Goldberg has served as a director since March 2011. He is a Vice President at CBI and involved in the business strategy and development of technology of CBI’s portfolio companies, and was previously an analyst and equity funds manager. He serves on Boards of Directors of a number of biomed companies, including D-Pharm Ltd. (TASE: DPRM), Biokine Therapeutics Ltd., ProtAb Ltd., Vacciguard Ltd and Iluten Ltd. He holds an M.A. in Economics and Finance from Tel Aviv University and a B.Sc. in Physics and Mathematics from the Hebrew University of Jerusalem. Mr. Goldberg is qualified to serve on our board of directors by virtue of his experience in the field of biotechnology startup firms.

Hanoch Rappaport
    Director

Mr. Rappaport has served as a director since January 2006. Mr. Rappaport serves as the Chief Financial Officer of the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. Mr. Rappaport also served as corporate credit officer at Bank Hapoalim and as Investment Manager at A. Heifetz & Co. Mr. Rappaport holds a B.A. in Economics and Political Science from Bar-Ilan University and an M.B.A. from the Tel Aviv International School of Management. Mr. Rappaport currently serves as a member of our Board of Directors and is an affiliate of the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. See “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions” below. Mr. Rappaport is qualified to serve on our Board of Directors by virtue of his finance knowledge and experience.

Dr. Aharon Schwartz
    Director

Dr. Schwartz has served as a director since November 2011. Dr. Aharon Schwartz was employed with Teva Pharmaceutical Industries Ltd from 1975 until his retirement in 2011. His most recent titles included Vice President of Innovative Ventures, Vice President of Strategic Business Planning and New Ventures and Vice President of Teva’s Global Products Division, and he was the Vice President of Teva’s Copaxone Division from 1995 to 1999. From 1993 to 1995, Dr. Schwartz served as the Vice President of Business Development and Export Division and also served as the Head of the Pharmaceutical Division from 1989 to 1993. He is the Chairman of BioLineRX, and is a director at CBI, D-Pharm, MediWound, CureTech, Proteologics and Andromeda. He holds a Ph.D. in Organic Chemistry from the Weizmann Institute, an M.Sc. in Chemistry from the Technion, and a B.Sc. in Chemistry and Physics from the Hebrew University of Jerusalem.

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

          Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that the Reporting Persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2011, with the following exceptions:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Tikcro Technologies, Ltd.	1	1	1
Jonathan Burgin	1	1	-
Monique Ben-Am	1	1	-
Abraham Hochberg	1	1	-

CODE OF ETHICS

The Company has adopted a Code of Ethics (as such term is defined in Item 406 of Regulation S-K). The Code of Ethics is available on the Company’s website at www.biocancell.com, and in print to any stockholder who requests it. The Code of Ethics applies to the Company’s employees, officers and members of the Board of Directors. The Code of Ethics has been designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)
Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company;

(3)	Compliance with applicable governmental laws, rules and regulations;

(4)	The prompt internal reporting or violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

(5)	Accountability for adherence to the Code of Ethics.

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

In addition, as a result of the listing of our securities on the TASE, we are subject to certain provisions of the Israeli Securities Law — 1968 (the "Securities Law"). Pursuant to Section 39A of the Israeli Securities Law, rules and regulations of the Israeli Companies Law, 1999 (the "Companies Law") listed in the Fourth Schedule apply to issuers incorporated in jurisdictions outside Israel which offer securities to the public in Israel. Under Articles V, VI, VII, VIII, IX and XII of our Amended and Restated Certificate of Incorporation, we are subject to such provisions of the Companies Law and regulations promulgated thereunder and certain regulations promulgated under the Securities Law, to the extent permitted by Delaware law.

Number of Directors; Election; Removal; Filling Vacancies;

Our Amended and Restated Bylaws provide that our Board of Directors shall consist of at least two, and no more than nine, members. Pursuant to irrevocable voting agreements (defined below as the "First Voting Agreement" and the "Second Voting Agreement"), certain of our stockholders agreed to vote their shares of our common stock in favor of nominees for election to our Board of Directors appointed by such stockholders. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Voting Agreements”. On July 27, 2011, the Company was notified that both the First Voting Agreement and Second Voting Agreement had been canceled by the parties thereto.
The Board of Directors nominates for election at annual and/or special shareholder meetings individuals to serve as directors of the Company and may elect individuals to fill any vacancies on the Board.

Pursuant to Sections 95 and 121(c) of the Companies Law and Article VI of our Amended and Restated Certificate of Incorporation, we are subject to certain procedural and board composition requirements in connection with the Chairman of the Board of Directors. A director who holds the office of Chairman of the Board of Directors, or his relative  may not also hold the office, or be granted the powers of, the Chief Executive Officer, unless authorized in accordance with Section 121(c) of the Companies Law. Section 95 further provides that a director who holds the office of Chairman of the Board of Directors may not also be granted the powers of any person subordinated to the Chief Executive Officer, directly or indirectly (and such person may not be appointed to be the Chairman of the Board of Directors), or be appointed to any other position in the public company or in any entity controlled by the public company with the exception of director or chairman positions in any entity controlled by the public company. A director in an entity controlled by the public company may be appointed to be the Chairman of the Board of Directors.

Nevertheless, Section 121(c) provides that the stockholders at a general meeting of a public company may resolve that for specific periods,  each of which shall not be longer than three years following the date on which the resolutions were adopted (i) the chairman of the board of directors or his/her relative is authorized to serve as the Chief Executive Officer, and (ii) the Chief Executive Officer or his/her relative may serve as the chairman of the board of directors or to exercise the latter’s authorities, provided that, in counting the votes at the meeting at least one of the following is true: (i) the majority must include at least two-thirds of the votes cast by stockholders who are not holders of control in the corporation present at the vote (not including abstentions); or (ii) the total opposing votes from among the stockholders referenced in subsection (i) do not exceed 2% of all of the voting rights in the corporation.

Director Independence Under Israeli Law

Our common stock is listed on the TASE and trades under the symbol "BICL".  As a requirement of listing on the TASE and pursuant to Sections 239 through 249A of the Companies Law, we must comply with certain director independence requirements. These requirements are addressed in Article VI of our Amended and Restated Certificate of Incorporation.

Our Board of Directors must at all times include at least two external directors who are elected by stockholders. The votes cast in favor of the election of the external directors must include: (i) a majority of the votes cast by stockholders who neither are controlling stockholders of the company, nor have a personal interest in the approval of the election, excluding personal interest not resulting from a connection with a controlling shareholder (not including abstentions); or (ii) the total opposing votes from among the stockholders referenced in subsection (i) do not exceed 2% of all of the voting rights in the corporation. Directors elected in accordance with this provision are deemed to be “external directors” (as long as certain other requirements are met, as described below), under the Companies Law.

For purposes of this provision, “control” is defined in the Companies Law as the ability to direct the activity of the corporation, and a person shall be presumed to control a corporation if such person holds 50% or more of one of the means of control of the corporation such as the right to vote at a general meeting or a corresponding body of the corporation or the right to appoint directors or the general manager of the corporation. If at the time of the appointment of an external director, all of the members of the board of directors are of one gender, the second external director shall be of the other gender.

Any vacancy in the office of an external director may be filled only by the stockholders and may not be filled by the remaining directors. If at any time there are fewer than two external directors, the Board of Directors must call a special stockholders’ meeting for the election of external directors. An external director may not be removed from office without cause and only in accordance with the relevant provisions of the Companies Law. An external director is required to be a resident of the State of Israel, provided that a public company, the shares of which have been offered to the public outside of Israel, or are listed on a stock exchange outside of Israel, may appoint an external director who is not an Israeli resident.
An external director must have professional qualifications or accounting and financial expertise, and at least one of the external directors must have accounting and financial expertise.

No individual may be appointed as an external director if such individual is a relative of a controlling party of the corporation or if, at the time of appointment or at any time during the preceding two years, he, his relative, partner, employer, another person to which such individual is subordinated directly or indirectly or a corporate body of which he is a controlling party had any affiliation to the corporation, the controlling party of the corporation or to a relative of a controlling party of the corporation at the time of the appointment, or to another corporate body; and in the case of a corporation with no controlling shareholder or a controlling block - any affiliation, at the time of appointment, to the chairman of the board of directors, chief executive officer, a shareholder holding 5% or more of the company's shares or voting rights or other senior financial officer. For the purposes of this provision, (i) “affiliation” means an employment relationship, business or professional relationship ona regular basis or through control, as well as service as an officer, other than service as a director in a private corporation prior to the first offering of its shares to the public if such director was appointed in order to serve as an external director following the initial public offering, and (ii) “other corporate body” means a corporate body in which the corporation or controlling member of it is a controlling member at the time of the appointment or during the two years before the time of appointment.

A director in a corporation cannot be appointed as an external director in another corporation if at that time a director of the other corporation serves as an external director of the first corporation. An external director may not receive any compensation from the corporation, except as determined by applicable law and except for insurance coverage and indemnification by the corporation pursuant to its bylaws or as determined by applicable law. An individual cannot be appointed as an external director if such person's other position(s) or other business creates or may create a conflict of interest with the person's responsibilities as a director, or may otherwise interfere with the person’s ability to serve as a director. An individual cannot be appointed as an external director if he is an employee of the Israel Securities Authority or of  an Israeli stock exchange.

An individual cannot be appointed as an external director if such individual, his relative, partner, employer, another person to which such individual is subordinated directly or indirectly or a corporate body of which he is a controlling party, business or professional relations with individuals or entities an external director may not have an affiliation to (other than insignificant relations) and any other individual who has received remuneration no according with the provisions of the Companies Law.

A general meeting of our stockholders at which the appointment of an external director is on the agenda may only be convened if the nominee has declared that he fulfills the conditions required for being appointed as an external director.

Pursuant to these requirements, two external directors, Orly Yarkoni and David Schlachet, serve on our Board of Directors. Other than through their current positions as external directors on our Board of Directors, neither such director has had any employment relationship with us, has had any commercial or professional ties in general or through control or has served as one of our executive officers. We have no knowledge of the ownership by either director of any securities issued by us or owned by our wholly owned subsidiary, except for options to each of the directors to purchase 30,000 shares of our common stock, as approved by our Board of Directors and a general meeting of our stockholders.

In addition, the Companies Law and our Amended and Restated Certificate of Incorporation require that at least one external director sit on each committee of our Board of Directors. David Schlachet is a member of our audit, compensation and executive committees. Orly Yarkoni is a member of our audit and compensation committees. Our other directors are not considered to be external directors under Israeli law.

The term of office of an external director is three consecutive one-year terms, and we may appoint an incumbent external director for an additional three consecutive one-year terms and thereafter for an additional three consecutive one-year terms. If our Board of Directors learns of a suspicion that an external director no longer meets the condition required under the applicable law for his appointment, or that he has violated his fiduciary duty of loyalty, the board of directors shall discuss the matter at the meeting first convened after it learned of the matter. If our Board of Directors determines that the external director no longer meets a condition required under applicable law for his appointment or that he has violated his fiduciary duty of loyalty, than the board of directors must call a special meeting of our stockholders for the removal of that external director. The reasons of our Board of Directors must be presented at the meeting of our stockholders, and the external director must be given a reasonable opportunity to present his position; the decision of our stockholders to terminate an external directors’ term of office must be adopted with the same majority that was necessary for his appointment.

An Israeli court may, pursuant to the application of a director or stockholder, order the removal of an external director if it determines that the director has ceased to fulfill one of the conditions required under the Companies Law for his appointment, or that he has committed a breach of a fiduciary duty to the corporation.

The Companies Law sets certain restrictions on the employment of, grant of services and receipt of benefits by an external director and some of his relatives following the termination of his position as external director.

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

Under NASDAQ Rule 5605(a)(2), an independent director is “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” Under NASDAQ Rule 5605(a)(2), an independent director may not: (i) be employed by the company or its subsidiaries or parent company at any time during the preceding three years; (ii) have received, or had a family member that received, compensation in excess of $120,000 from the company during any twelve consecutive month period during the preceding three years (other than for board or committee services, benefits under a tax-qualified retirement plan or non-discretionary compensation, or payments to a family member who is a non-executive employee of the company (audit committee members are subject to additional independence requirements); (iii) have a family member that is or was an executive officer of the company during the preceding three years; (iv) is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more (other than payments arising solely from investments in the Company's securities or payments under non-discretionary charitable contribution matching programs); (v) be employed or have been employed during the last three years, or have a family member who is employed or was employed, as an executive officer of another company where any of the issuer’s executive officers sat on the compensation committee; or (vi) be or have a family member who is a partner at the company’s outside auditor or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during the preceding three years. Share ownership in a company will not by itself disqualify a director from being independent.

Under NASDAQ rules, at least a majority of the members of a listed company’s board of directors must be independent. We have determined that each of Hanoch Rappaport, David Schlachet and Orly Yarkoni are independent under NASDAQ rules and, as a result, we do not currently comply with the NASDAQ independence standards for board of directors composition.

Each company listed on NASDAQ must appoint an audit committee of at least three members and adopt an audit committee charter describing the committee’s responsibilities for oversight of accounting and financial issues. All directors on the audit committee must be independent according to the definition described above. As of the date of this annual report, our audit committee meets these standards, since all three members of our audit committee, Orly Yarkoni, David Schlachet and Hanoch Rappaport, would be deemed to satisfy the NASDAQ independence requirements for audit committee purposes.

Companies listed on NASDAQ are not required to maintain standing compensation or nomination committees. They may instead rely upon a majority of independent directors sitting on the board of directors to discharge the duties of such committees, such as setting the compensation of executive officers and the nomination of directors. If the board chooses to appoint a compensation or nomination committee, however, then the committee must be comprised of entirely independent directors. The compensation committee of our Board of Directors would meet NASDAQ’s standards for independence, since all three members of our compensation committee, David Schlachet, Hanoch Rappaport and Orly Yarkoni, would be deemed to satisfy the NASDAQ independence requirements.

Director Liability

We are subject to Sections 252 through 256 of the Companies Law, which are addressed in Article XII of our Amended and Restated Certificate of Incorporation. These sections provide that: (i) an officer owes a duty of care to the corporation as provided in Sections 35 and 36 of the Tort Ordinance [New Version], (ii) an officer shall act with the standard of proficiency which a reasonable officer, in the same position and in the same circumstances, would act; and (iii) an officer shall owe a fiduciary duty to the corporation, and shall act in good faith and for the benefit of the corporation. We may approve, subject to the applicable provisions of the Companies Law with respect to transaction approval procedures, an act that would otherwise be deemed a violation of an officer’s fiduciary duty to the corporation if (1) the officer acted in good faith and neither the act nor the approval of the act prejudices the corporation, and (2) the officer disclosed the essence of his personal interest in the act, including any substantial fact or document, a reasonable time before the date of the discussion of the approval.

Business Combinations; Interested Transactions

Pursuant to Sections 270(4) and 275 through 282 of the Companies Law, and in accordance with Section 6.4 of our Amended and Restated Certificate of Incorporation, we may not enter into an “interested transaction” unless the transaction is approved by the following in the following order: (i) the audit committee of our Board of Directors, (ii) our Board of Directors; and (iii) the meeting of stockholders, on condition that one of the following applies: (A) the majority of the votes at the meeting of stockholders includes at least a majority of all of the votes of stockholders who do not have a personal interest in the approval of the transaction and who are participating in the vote (abstentions shall not be included in the total of the votes of such stockholders), or (B) the total of opposing votes from among such stockholders does not exceed 2% of all the voting rights in the corporation. For purposes of this provision, a "personal interest" means a personal interest of a person in an act or transaction of a corporation, including: (i)  a personal interest of that person’s relative (i.e. spouse, brother or sister, parent, grandparent, child as well as child, brother, sister or parent of such person's spouse or the spouse of any of the above); or (ii) a personal interest of another entity in which that person or his or her relative (as defined above) holds 5% or more of such entity’s issued shares or voting rights, has the right to appoint a director or the chief executive officer of such entity, or serves as director or chief executive officer of such entity, including the personal interest of a person voting pursuant to a proxy whether or not the proxy grantor has a personal interest. A personal interest resulting merely from holding the Company’s shares of stock will not be deemed a personal interest.

The term “interested transaction” means an extraordinary transaction of a public company with its controlling stockholder (as defined in Sections 1 and 268 of the Companies Law), or an extraordinary transaction of a public company with another person in which the holder of control has a personal interest, including a private offering in which the holder of control has a personal interest and also a contract of a public company with its holder of control or such holder’s relative, regarding the corporation’s receipt of services from the holder of control, if he is an officer of the corporation, with respect to his service and employment terms by the corporation and if he is an employee of the corporation but is not an officer, then with respect to his employment by the corporation.

In addition, certain procedures must be followed by any stockholder voting on an interested transaction, or who has a personal interest in the interested transaction, and by any director who has a personal interest in the interested transaction.

We are governed by the Israeli Securities Regulations (Transactions between a Company and its Controlling Shareholder) — 2001 to the full extent permitted by Delaware law. These Israeli Securities Regulations generally govern transactions between a company and a controlling stockholder and the stockholders’ meetings convened for the purpose of approving a transaction with a controlling stockholder. For purposes of these provisions, the term “controlling stockholder” is defined in the Companies Law. The regulations require that the company give notice to the stockholders of a transaction with a controlling stockholder and that the company provide a transaction report containing all relevant details of the transaction. The regulations govern the contents of the notice and the transaction report and provide that the Israel Securities Authority may deliver a directive to the company requesting that the company amend the transaction report. As Clal Biotechnology Industries Ltd. holds more than 25% of the voting rights of our stockholders (and no other stockholder holds more than 50% of the voting rights), it is considered to be our controlling party under the Israeli Securities Regulations, and as a result an exceptional transaction between us and CBI would be regarded as an interested transaction.

Meetings of Stockholders

Pursuant to Sections 87 and 89 of the Companies Law and Article V of our Amended and Restated Certificate of Incorporation, we must comply with certain requirements regarding meetings of our stockholders. A notice of any annual or special meeting of our stockholders must be accompanied by a form of proxy card setting forth the resolutions to be presented by our Board of Directors for a vote at such meeting. In addition, the Companies Law provides that stockholders in a public company may vote at a stockholders’ meeting by means of a voting paper in which the stockholder indicates how he votes on resolutions relating to: (i) the appointment and removal of directors; (ii) approval of acts or transactions requiring the approval of the general meeting pursuant to Sections 255 and 268 through 275 of the Companies Law; (iii) approval of a merger pursuant to Section 320 of the Companies Law; (iv) any other matter with respect to which the company’s charter provides that decisions of the general meeting also may be passed by means of a voting paper; and (v) other matters prescribed by the Israeli Minister of Justice pursuant to Section 89 of the Companies Law.

Pursuant to Section 88 of the Companies Law which we have adopted in Article V of our Amended and Restated Certificate of Incorporation, the Board of Directors and any person at the request of whom the Board of Directors convenes a stockholders meeting, may approach the stockholders in writing through the Company, in order to convince them to vote in a certain manner on the resolutions set forth in clauses (i) to (v) above. The Company is then required to send the position notification to its stockholders. If the agenda of a stockholders meeting includes any of the resolutions set forth in clauses (i) to (v) above, a stockholder may approach the Company and request to send a position notification on his behalf to the other stockholders. The distribution of such position notifications is subject to certain technical requirements set forth in regulations enacted by virtue of Section 89 of the Companies Law.

Pursuant to Section 2.4 of our Amended and Restated Bylaws, each notice of a stockholders meeting shall be given, personally or by mail, not fewer than the minimum number of days required for public companies under the Companies Law and all regulations promulgated thereunder, provided that such number of days is not less than the minimum number of days required under Delaware law.

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

Audit Committee

Pursuant to Section 114 through 117 of the Companies Law and Article VII of our Amended and Restated Certificate of Incorporation, our Board of Directors must appoint an audit committee comprised of at least three directors. The members of our audit committee must include two external directors under the Companies law, and a majority of its members must be independent. Certain individuals may not serve on the audit committee, including the Chairman of our Board of Directors, any director who we employ or who provides services to us, a controlling stockholder or any other entity controlled by the controlling shareholder, any director who is a controlling stockholder a relative of a controlling stockholder or any director who derives his main source of income from the controlling shareholder.

Under the Companies Law, the audit committee have the certain duties and functions, including: (i) to identify deficiencies in the management of the company in consultation with its Internal Auditor and external auditors, and recommending corrective measures if needed; (ii) to determine whether a transaction is an extraordinary transaction, (iii) consider the approval of actions as set forth in Sections 255 and 268 through 275 of the Companies Law, including an interested transaction, (iv) to review the internal auditor plan (if such plan is approved by the board of directors of the corporation), (v) to review the scope of the internal auditing, (vi) to review the scope of the external auditor engagement and his fees, and (vii) to address the manner in which complaints of employees regarding deficiencies in our management are treated and ensure the protection of the employees who have filed such complaints.

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

Under our audit committee charter, the audit committee is required to pre-approve the audit and non-audit services performed by the Company’s independent auditor in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be provided by the independent auditor has received general pre-approval by the audit committee, it will require such committee’s specific pre-approval. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the audit committee.  Certain audit related services, tax services, and other services have received general pre-approval by the audit committee, as provided in the audit committee charter. Requests or applications to provide other services that require specific pre-approval by the audit committee are submitted to the audit committee by both the independent auditor and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence.

Compensation Committee

Our Board of Directors also maintains a compensation committee whose duty includes making recommendations to our Board of Directors regarding employee and director compensation issues, including the compensation of new executives and directors, material changes to the compensation of current executives and directors, and the awarding of employee stock options. Our compensation committee is currently composed of three members, David Schlachet, Hanoch Rappaport and Orly Yarkoni.

Executive Committee

Upon and as a condition to the closing of the private placement of our securities to Clal Biotechnology Industries Ltd., Tikcro Technologies Ltd. and Provident Fund of the Hebrew University Ltd. in July 2008, our Board of Directors appointed an executive committee initially consisting of four members of the Board: Professor Hochberg, an external director (currently David Schlachet), and the members of our Board of Directors nominated by each of Clal Biotechnology Industries Ltd. (currently Ofer Goldberg) and Tikcro Technologies Ltd. (currently Aviv Boim). As required under the July 2008 private placement agreements, approval of our Board of Directors of the consummation of any material transaction involving us, the adoption of our annual budgets and any matters relating to our investment policies and working plan, are subject to the approval of our executive committee.

Nominating Committee

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

Communications with Board of Directors

Any interested party desiring to communicate with the Board of Directors or with any director regarding the Company may write to the Board of Directors or the director, c/o Avraham Hampel, Secretary, BioCancell Therapeutics Inc., Beck Science Center, 8 Hartom St, Har Hotzvim, Jerusalem 97775 Israel. The office of the Secretary will forward all such communications to the director(s). Interested parties may also submit an email by filling out the email form on the Company’s website at www.biocancell.com.

Meetings of the Board of Directors and its Committees; Annual Meeting Attendance

During the fiscal year ended December 31, 2011 (i) there were 16 formal meetings of the Board of Directors. All directors attended more than 75% of the meetings held for which they served as directors. We do not have a Board of Directors attendance policy, (ii) the executive committee had five formal meetings, (iii) the audit committee had eleven formal meetings and (iv) the compensation committee had five formal meetings.

The Company encourages its directors to attend the annual meeting of stockholders each year.

Audit Committee Report

In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2011:

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

(3)           The audit committee received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm the independent registered public accounting firm's independence; and

(4)           Based on the review and discussions referred to above, the audit committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Submitted by the members of the audit committee
Orly Yarkoni, Chairperson
Hanoch Rappaport
David Schlachet

Internal Auditor

We are subject to certain laws regarding our internal auditor. We must have an internal auditor appointed by our Board of Directors based upon the proposal of our audit committee. The internal auditor must be a natural person who is not (i) an interested party (as interested under applicable law), or a relative of such interested party, (ii) an officer of the company or a relative of any officer of the company, or (iii) the company’s auditing accountant or its designee.

The internal auditor must perform his duties consistent with Sections 3(a), 4(b), 8 through 10, 14(b) and 14(c) of the Israeli Internal Audit Law, 1992, subject to the provisions of the Companies Law. The Israeli Internal Auditing Law governs internal auditing in public entities such as governmental offices, governmental companies and statutory institutes. The Companies Law applies seven general sections from the Israeli Internal Auditing Law on the internal auditor of a public company, which sections relate to the Internal Auditor’s residence, experience, education and criminal record, the internal auditor’s professional standards, restrictions over the internal auditor’s additional positions and conflicts of interest, the internal auditor’s authority, the internal auditor’s report as evidence and permission to expand and/or preserve the internal auditor’s authority by the company, subject to Sections 146 through 153 of the Companies Law.

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

Stockholders’ Rights to Examine Books and Records

Pursuant to Sections 184 and 185 of the Companies Law, our stockholders have the right to receive copies of the minutes of meetings of stockholders, our stock ledger, copies of our governing documents, and a list of our stockholders. Stockholders also have the right, upon written request setting forth the purpose thereof, to receive copies of any document relating to any act or transaction requiring the consent of stockholders pursuant to Sections 255 and 268 through 275 of the Companies Law. We may refuse a stockholder’s request if we, acting through our Board of Directors, believe that such demand was not made in good faith or that the requested documents include a commercial secret or patent or that the disclosure would otherwise have an adverse effect on the corporation. In addition, stockholders have the right, upon written request, to inspect our stock ledger, a list of our stockholders, and other books and records as determined by, and in accordance with, the Delaware General Corporation Law.

Compromises and Arrangements with Creditors and Stockholders

Pursuant to Article XI of our Amended and Restated Certificate of Incorporation, whenever a compromise or arrangement is proposed between a company and its creditors or any class of them and/or between the company and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application of the company or of any creditor or stockholder, or on the application of any receiver or receivers appointed for the company under the provisions of Section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for the company under the provision of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, or of the stockholders and/or class of stockholders, as the case may be, to be summoned in such manner as the court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders, as the case may be, agree to any compromise or arrangement and to any reorganization of the company as a consequence of such compromise or arrangement, such compromise or arrangement and the reorganization shall, if sanctioned by the court to which the application has been made, be binding on all creditors or class of creditors, or on all of the stockholders or class of stockholders and as the case may be, also on the company.

Corporate Action without a Stockholder Meeting

Under Section 5.2 of our Amended and Restated Certificate of Incorporation, if our stockholders take action by written consent, we will be required to give prompt notice of such action to any stockholder who did not execute such written consent.

 Special Tender Offers; Forced Sale of Shares

Sections 328 through 340 and Section 342A of the Companies Law related to special tender offers and forced sales of shares are applicable to us and are addressed in Article IX of our Amended and Restated Certificate of Incorporation. Such sections provide that, in a public company, no purchase shall be affected as a result of which a person shall become a holder of a control block (25% of the voting rights of the company), if there is no such current holder in the company, and no purchase shall be effected as a result of which the purchaser’s holding shall increase above 45% of the voting rights of the company, if there is no other person currently holding more than 45% of the voting rights in the company, other than by way of a special tender offer in accordance with the Companies Law.

Notwithstanding the foregoing, Section 328(b) of the Companies Law provides that such a transaction in which a control block is acquired may be effected if approved by a general meeting of stockholders as a transaction, the purpose of which is to create a control block of 25% or 45% of our voting rights, as applicable.

Where a special tender offer has been made, our Board of Directors must give its opinion to the offerees regarding the advisability of the special tender offer and must disclose all personal interests of each of the directors in such tender offer. Our Board of Directors need not give such an opinion, though, if it is unable to do so, provided that it gives notice of its reasons for not so doing. A special tender offer must be made to all offerees, and the offer may only be accepted by a majority of the votes of those offerees who gave notice of their position with respect to the offer. The votes of a holder of a controlling interest in the offeror, a holder of a control block in us or any person acting on their or on the offeror’s behalf, as well as any person who has a personal interest in the tender offer, shall not be taken into account. Where a special purchase offer has been accepted, offerees who have not given notice of their position in respect of the tender offer, or who have objected to it, may consent to the offer, no more than four days after the last day for accepting the tender offer, and they shall be considered to have consented to the offer from the outset.

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

Shares purchased in a special tender offer in contravention of these requirements of the Companies Law will not confer any right and will be “dormant” shares as defined in the Companies Law as long as the shares are owned by the purchaser.

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

A person may not purchase shares of a public company or obtain voting rights such that after the purchase he holds more than 90% of the shares other than by way of a tender offer for all of the shares. When a stockholder owns more than 90% of all of the shares, he shall not purchase any additional shares for so long as he continues to hold at least 90% of the shares.

Where a tender offer for all shares is accepted by the offerees in such a way that the rate of holding of the offerees who did not accept the offer is less than 5% of the issued shares and more than half of the offerees who have no personal interest in the tender offer accepted the tender offer, all of the shares that the offeror sought to purchase shall be transferred to him. Where a tender offer for all shares is not accepted, the offeror shall not purchase shares from any offerees who have accepted the offer that will confer on him a holding of more than 90% of all of the outstanding shares.

Upon application of an offeree submitted no later than six months after the date of receipt of the tender offer for all shares, a court may rule that the consideration paid for shares in the tender offer was less than their fair value and that fair value should be paid.

Class and Derivative Action

We are subject to Sections 194 through 218 of the Companies Law. These provisions relate to class and derivative actions. Any of our stockholders or directors, which we refer to as a “Plaintiff”, may file a derivative action if the conditions set forth in the above provisions have been met. Any person wishing to file a derivative action shall address the corporation in writing, demanding that it exhaust its right by instituting an action, which we referred to as a “Demand.” The Demand must be addressed to the Chairman of the Board of Directors and must set out in detail the facts giving rise to the cause of action and the reasons for its submission. We may proceed in one of the following ways upon receipt of a Demand: (i) take any action or pass any resolution resulting in the dropping of the cause of action; (ii) reject the Demand for reasons specified in its resolution; (iii) resolve to file a suit. We must inform the Plaintiff of the way, within 45 days from the date which the Company received the demand, in which we elect to proceed. A Plaintiff may file a derivative action with the approval of the court, if one of the following applies: (i) the action taken or the resolution made, did not, in the Plaintiff’s opinion, bring about the dropping of the cause of action; (ii) we rejected the Demand; (iii) we gave notice to the Plaintiff that it has resolved to file a suit, but no suit was filed within seventy five days of the date of such notice; or (iv) we did not respond to the Demand in accordance with Section 196 of the Companies Law. A derivative action requires the approval of the court, which shall approve it if convinced that the claim, and the conduct thereof, are prima facie in the best interests of the corporation, and that the Plaintiff is not acting with lack of good faith. A Plaintiff may not withdraw a derivative action, and may not enter into an arrangement or settlement with the defendant, other than with the consent of the court. The application for such consent shall specify all details of the arrangement or settlement, including any payment offered to the Plaintiff.

The Israeli Class Action Law provides that a person having a cause of action with respect to a security may, subject to the terms and conditions set forth in the foregoing law, and with the consent of the relevant court, sue on behalf of a group all of whose members have a cause of action that has materially similar factual and legal grounds.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid during the 2011 and 2010 fiscal years to our Chief Executive Officer and to our other executive officers and employees whose annual salary and bonuses exceeded $100,000 for the applicable years.

	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (1)	Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($) (1)		Total ($) (1)
Uri Danon Chief Executive Officer	2011	$167,318	$—	$—	$—	$—	$—	$74,445	(2)	$241,763
	2010	157,237	—	—	—	—	—	62,244	(2)	219,481
Abraham Hochberg (3) Chief Scientific Officer and Director	2011	137,743	7,905	—	—	—	—	41,560	(4)	187,207
	2010	132,260	5,125	—	—	—	—	40,023	(4)	177,408
Ira Weinstein (5) Chief Financial and Operating Officer	2011	84,887	—	—	—	—	—	33,229	(6)	118,116
	2010	129,363	—	—	—	—	—	46,593	(6)	175,956
Jonathan Burgin Chief Financial Officer	2011	75,760	—	—	—	—	—	30,343	(7)	106,103

(1)
All compensation received by our executive officers is paid in NIS. For the purposes of completing this table, we converted each NIS denominated amount into U.S. dollars by multiplying the NIS amount by the representative exchange rate as it was published by the Bank of Israel on each date on which the compensation was calculated, so that no single conversion rate has been used.

(2)
The items described as All Other Compensation for Mr. Danon for the year ended December 31, 2011 include (i) $40,737 in expenses related to the use of a company car by Mr. Danon, (ii) $2,821 in expenses related to the use of a company cell phone by Mr. Danon, and (iii) $30,887 in social benefits for Mr. Danon. The items described as All Other Compensation for Mr. Danon for the year ended December 31, 2010 include (i) $36,090 in expenses related to the use of a company car by Mr. Danon, (ii) $8,121 in expenses related to the use of a company cell phone by Mr. Danon, and (iii) $18,033 in social benefits for Mr. Danon.

(3)	Prof. Hochberg receives compensation from us solely for his services as our Chief Scientific Officer, and not in his capacity as a member of our Board of Directors.

(4)
The items described as All Other Compensation for Prof. Hochberg for the year ended December 31, 2011 include (i) $22,627 in expenses related to the use of a company car by Prof. Hochberg, (ii) $3,297 in expenses related to the use of a company cell phone by Prof. Hochberg, and (iii) $15,636 in social benefits for Prof. Hochberg. The items described as All Other Compensation for Prof. Hochberg for the year ended December 31, 2010 include (i) $20,325 in expenses related to the use of a company car by Prof. Hochberg, (ii) $5,381 in expenses related to the use of a company cell phone by Prof. Hochberg, and (iii) $14,317 in social benefits for Prof. Hochberg

(5)	Mr. Weinstein’s employment with us ended on June 20, 2011

(6)
The items described as All Other Compensation for Mr. Weinstein for the year ended December 31, 2011 include (i) $20,203 in expenses related to the use of a company car by Mr. Weinstein, (ii) $660 in expenses related to the use of a company cell phone by Mr. Weinstein, and (iii) $12,365 in social benefits for Mr. Weinstein. The items described as All Other Compensation for Mr. Weinstein for the year ended December 31, 2010 include (i) $26,083 in expenses related to the use of a company car by Mr. Weinstein, (ii) $853 in expenses related to the use of a company cell phone by Mr. Weinstein, and (iii) $19,657 social benefits for Mr. Weinstein.

(7)
The items described as All Other Compensation for Mr. Burgin for the year ended December 31, 2011 include (i) $13,970 in expenses related to the use of a company car by Mr. Burgin, (ii) $844 in expenses related to the use of a company cell phone by Mr. Burgin, and (iii) $15,529 in social benefits for Mr. Burgin.

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

Professor Abraham Hochberg

Generally.   On December 1, 2005, we entered into an employment agreement with Professor Abraham Hochberg pursuant to which he will serve as our Chief Scientist for a term of three years, which has twice been extended, and currently ends on November 30, 2014. Under the terms of this agreement, Professor Hochberg manages our research and development activities and reports these activities to our Board of Directors. We may terminate this agreement upon the provision of six months advance written notice. Professor Hochberg may terminate this agreement upon the provision of three months notice. We also may terminate this agreement for cause, meaning any of the following: (a) a material breach of Professor Hochberg’s obligations regarding confidentiality and non-competition, as set out in the agreement; (b) conviction of any felony involving moral turpitude affecting us; (c) any material breach of his employment agreement which has not been cured by him within 15 days after his receipt of notice from us, containing a description of the breach or breaches alleged to have occurred; (d) the habitual neglect or gross failure by Professor Hochberg to adequately perform the duties of his position; (e) any act of moral turpitude or criminal action connected to his employment with us; or (f) Professor Hochberg’s refusal to comply with or his violation of lawful instructions of our CEO or Board of Directors. In addition, we may terminate this agreement in the event that Professor Hochberg is prevented from continuing his employment with us due to medical reasons for 90 consecutive days or for an aggregate of 120 days per fiscal year, but in the event of such termination, Professor Hochberg will be entitled to receive three months additional salary from us and also severance payments in accordance with the Israeli Severance Pay Law. Professor Hochberg must maintain the confidentiality of all of our proprietary information that he receives through his employment with us.

Salary and Other Social Benefits.   Professor Hochberg’s salary is fixed at a monthly rate of NIS 36,000 (approximately $9,700). We also provide Professor Hochberg with social benefits such as a company car. Professor Hochberg is entitled to participate in our advanced studies fund and senior employees insurance as well as annual leave and convalescence pay and sick leave. We reimburse Professor Hochberg for reasonable expenses incurred by him in the course of his employment with us.

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

Agreement Regarding Allocation of Royalties With Yissum.  In accordance with the directives of the management of the Hebrew University of Jerusalem, any royalties that we pay pursuant to our exclusive license agreement with Yissum are allocated as follows: 40% to Professor Hochberg; 20% to Professor Hochberg's research laboratory; and 40% to Yissum and the Hebrew University of Jerusalem. For more information regarding this license agreement, see “Our Business — Material Operating Arrangements”.

Stock Option Grant. In 2008, we granted Prof. Hochberg options to purchase 120,000 shares of our common stock at an exercise price of $0.597 per share. These options vested in twelve equal quarterly portions. In 2011, we granted Prof. Hochberg options to purchase 60,000 shares of our common stock at an exercise price of NIS 2.85 per share. These options are vesting in sixteen equal quarterly portions, with the first portions vesting immediately on account of a delay in obtaining regulatory approval for the grant that was already approved by our Board of Directors in 2010. In 2012, we granted Prof. Hochberg options to purchase 300,000 shares of our common stock at an exercise price of NIS 1.583 per share. These options are vesting in 16 equal quarterly portions.

Ira Weinstein

Generally.   On May 1, 2007, we entered into an employment agreement with Mr. Ira Weinstein, pursuant to which he served as our Chief Financial Officer and Chief Operating Officer on a full-time basis. Either side was able to terminate this agreement upon the provision of four months advance written notice to the other party expressing an intention to terminate the agreement. We were also able to terminate this agreement for cause, defined in the agreement as including the following on the part of Mr. Weinstein: (a) conviction of any felony involving moral turpitude affecting us; (b) action taken by Mr. Weinstein intentionally to harm us; (c) embezzlement of our funds; (d) falsification of records or reports; (e) ownership, direct or indirect, of an interest in a person or entity (other than a minority interest in a publicly traded company) in competition with our products or services; (f) any breach of Mr. Weinstein’s fiduciary duties or duties of care to us (except for conduct taken in good faith) which, to the extent such breach is curable, has not been cured by him within 15 days after his receipt of notice containing a description of the breach or breaches alleged to have occurred; (g) any material breach of his employment agreement which has not been cured by him within 15 days after his receipt of notice from us, containing a description of the breach or breaches alleged to have occurred; (h) any breach by Mr. Weinstein of his proprietary information, non-competition and assignment of inventions agreement with us; and (i) any other act or omission that constitutes “cause” under the laws of any jurisdiction in which the we conduct our business and in which Mr. Weinstein is employed at the time of such act.

Mr. Weinstein’s employment with us ended on June 20, 2011.

Salary and Other Social Benefits.   The agreement provided Mr. Weinstein with a monthly salary of 32,000 NIS (approximately $9,000). His salary is subject to adjustment throughout the term of the agreement due to cost-of-living increases. We will also provide Mr. Weinstein with other social benefits such as a company car, a laptop computer, and pension and similar payments. We will reimburse Mr. Weinstein for reasonable expenses incurred by him in the course of his employment with us.

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

Jonathan Burgin

Generally. On February 21, 2011, we entered into an employment agreement with Mr. Jonathan Burgin, 49, pursuant to which he serves as our Chief Financial Officer since June 2011. Either we or Mr. Burgin may terminate this agreement upon the provision of 90 days advance written notice to the other party expressing an intention to terminate the agreement. We also may terminate this agreement for cause, defined in the agreement as including the following on the part of Mr. Burgin: (i) A fundamental breach of Mr. Burgin's employment agreement on his part; (ii) Performance of any act that entitles the Company legally to dismiss him without paying him any severance pay in connection with such dismissal; (iii) A breach of Mr. Burgin's duty of good faith to the Company; or (iv) Intentional gross misconduct in the performance of Mr. Burgin's obligations in a manner that causes (or is likely to cause) material harm to the Company.

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

Stock Option Grant.   Pursuant to the terms of Mr. Burgin's employment agreement, in 2011, we granted Mr. Burgin options to purchase 300,000 shares of our common stock at an exercise price NIS of 2.90 NIS per share, pursuant to our 2007 Stock Option Plan, of which options to purchase 220,000 shares are vesting over the course of four years, and options to purchase 80,000 additional shares will vest only upon an IPO Event.

Outstanding Equity Awards at December 31, 2011

The following are all unexercised options, unvested shares of common stock and any other awards granted under our 2004 Stock Option Plan and 2007 Stock Option Plan held by any of our named executive officers as of December 31, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) Exercisable (b)	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($) (j)
Uri Danon	450,000	-		$0.84	12/31/2019	-	-	-	-
Abraham Hochberg	120,000	-		$0.597	12/3/2018	-	-	-	-
Abraham Hochberg	22,500	37,500		$0.75	09/27/2021	-	-	-	-
Ira Weinstein	150,000	-		$0.36	06/20/2012	-	-	-	-
Jonathan Burgin	41,250	258,750		$0.78	09/27/2021	-	-	-	-

Director Compensation

The following table sets forth information regarding the compensation paid or accrued to each of our directors and past directors who were not our employees and who agreed to receive payment during the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Doron Nevo	$3,229	—	$—	—	—	—	$3,229
Orly Yarkoni	19,643	—	5,669	—	—	—	25,312
David Schlachet	19,051	—	5,669	—	—	—	24,720
Hanoch Rappaport	6,000	—	—	—	—	—	6,000
Aviv Boim	$6,000	—	$—	—	—	—	$6,000

 Narrative to Director Compensation Table

Members of our Board of Directors who are independent directors (as defined in our Amended and Restated Certificate of Incorporation, namely Orly Yarkoni and David Schlachet) receive the fixed compensation established under Israeli regulations, NIS 31,700 (approximately $8,500) per annum, plus NIS 2,120 (approximately $575) per meeting (60% of such amount for participation via teleconference, and 50% of such amount for approving a written resolution).

Hanoch Rappaport and Aviv Boim were the non-executive members of our Board of Directors who agreed to receive compensation in 2011, and hence received NIS 1,800 (approximately $485) per meeting. Except as provided in the table above, no other compensation was provided to directors for their service on our Board of Directors.

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

BioCancell Therapeutics, Inc. 2004 Stock Option Plan and 2007 Stock Option Plan

General Provisions.   Our Board of Directors adopted our 2004 Stock Option Plan to allocate up to 2,024,003 shares of our common stock to our directors, employees and consultants. Our Board of Directors adopted our 2007 Stock Option Plan to allocate up additional shares of our common stock to our directors, employees and consultants. Each plan is administered by our Board of Directors and any committee that our Board of Directors may appoint for such purpose. Our Board of Directors or its designated committee may grant options and restricted stock in addition to other compensation instruments under each of the plans. With respect to options, they may grant four types of options under either plan: Approved 102 Capital Gains Options, which are granted only to our directors and employees and qualify for capital gains tax treatments; Approved 102 Ordinary Income Options, which qualify for ordinary income tax treatment; Unapproved 102 Options; and 3(i) Options, which are non-qualified stock options which are granted mostly to our consultants. The number of shares authorized to be issued under each of the plans will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, combination or reclassification of the stock or the payment of a stock dividend with respect to the common stock or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration.

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

Outstanding Grants.   As of December 31, 2011, we have 278,426 options outstanding under our 2004 Stock Option Plan and 2,448,326 options outstanding under our 2007 Stock Option Plan. The options under our 2004 Stock Option Plan and 2007 Stock option Plan are not registered for trading on the TASE.

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

	Name and Address of Beneficial Owner	Total Number of Shares of Common Stock Beneficially Owned (1)	Percentage Ownership of Common Stock (1)
	Five percent or more beneficial owners:
	Clal Biotechnology Industries, Ltd. 45th Floor, 3 Azrieli Center, Tel Aviv 67023 Israel (2)	15,753,091	40.32%
	Tikcro Technologies, Ltd. 126 Yigal Allon St, Tel Aviv 67443 Israel (3)	9,717,236	29.28%
	Directors and named executive officers:
	Uri Danon (4)	521,375	1.31%
	Abraham Hochberg (5)	2,328,754	5.88%
	Ruben Krupik	-	-
	Aviv Boim (6)	20,000	*
	Hanoch Rappaport (7)	37,796	*
	Ofer Goldberg	-	-
	Aharon Schwartz	-	-
	David Schlachet (6)	22,500	*
	Orly Yarkoni (6)	22,500	*
	All directors and officers as a group (9 persons) (8)	2,952,925	7.36%
*	Less than 1%.

(1)
Assumes the full exercise of all options and warrants held by the holder that are exercisable within 60 days of the date of this report. Percent of class based on 39,391,291 shares of our common stock outstanding as of the date of this report.

(2)
Includes 5,418,692 shares of our common stock underlying convertible debentures and warrants which are convertible or exercisable within 60 days of the date of this report, and 202,337 shares of our underlying warrants held by Clal Finance Ltd. for its own account. Clal Finance Ltd. is an indirect subsidiary of IDB Development, Ltd., of which CBI is an indirect subsidiary. The amount of shares does not include 118,432 shares of our common stock held for members of the public by Epsilon Mutual Funds (1991) Ltd., an indirect subsidiary of IDB Development, Ltd., of which CBI is an indirect subsidiary, nor 442,000 shares of our common stock and 372,559 shares of our common stock underlying warrants held for members of the public by Clal Finance Ltd., as CBI has disclaimed beneficial ownership of these shares in a Schedule 13D filed with the SEC on March 7, 2012. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture.

(3)
Includes 13,546,729 shares of our common stock underlying convertible debentures and warrants which are convertible or exercisable within 60 days of the date of this report. The amount of shares underlying the convertible debenture may vary following the date of this report upon the consummation of certain M&A events as set forth in the convertible debenture, or as a result of certain anti-dilution adjustments provided for under the convertible debenture.

(4)	Includes 450,000 shares of our common stock underlying options that are exercisable within 60 days of the date of this report.

(5)	Includes 187,500 shares of our common stock underlying options that are exercisable within 60 days of the date of this report.

(6)	Consists of shares of our common stock owned by the director that are underlying options exercisable within 60 days of the date of this report.

(7)	Includes 20,000 shares of our common stock underlying options that are exercisable within 60 days of the date of this report.

(8)	Includes 722,500 shares of our common stock underlying options which are exercisable within 60 days of the date of this report.

Voting Agreements

On July 30, 2008, in connection with the closing of the private placement of our securities pursuant to Subscription and Registration Rights Agreements with CBI, Tikcro and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd., CBI, Tikcro, Professor Abraham Hochberg, and Mr. Avi Barak, entered into an irrevocable voting agreement (the "First Voting Agreement").

Pursuant to the First Voting Agreement, the parties agreed, subject to applicable law, to vote or cause to be voted all shares of our common stock or other voting securities directly or indirectly owned by it or him at any general meeting of our stockholders at which members of our Board of Directors are to be elected in favor of the election of one nominee recommended by each of CBI, Tikcro and Professor Hochberg. The parties further agreed not to vote to terminate the membership of any such nominee on our Board of Directors without the prior written consent of the applicable nominating party.

The right to nominate a director under the First Voting Agreement was in effect as long as a party held at least 7% of the outstanding shares of the Company (including convertible bonds, on an as-converted basis, but excluding warrants).

The Israel Securities Authority regarded the parties to the First Voting Agreement as mutual holders of a “control block” pursuant to the Companies Law because these parties collectively held 25% or more of the voting rights of our stockholders (and no other stockholder held more than 50% of the voting rights). As a result, a transaction between us and any of the parties to the Irrevocable Voting Agreement was regarded as an interested transaction under the Companies Law. For more information on the treatment of interested transactions under the Israeli Companies Law, see “Corporate Governance — Business Combinations; Interested Transactions” below.

On November 22, 2009, CBI, Professor Abraham Hochberg and Mr. Avi Barak notified the Company that they had signed an irrevocable voting agreement (the “Second Voting Agreement”), according to which each party (Professor Hochberg and Mr. Barak are together considered one party) was required to vote at general meetings for the election of two directors designated by the other party (i.e., two directors designated by CBI and two directors designated by Professor Abraham Hochberg and Mr. Avi Barak acting together).  According to the terms of the Second Voting Agreement, the parties’ undertakings under the Second Voting Agreement and the First Voting Agreement applied solely with respect to the appointment of two representatives by each of CBI and Professor Abraham Hochberg and Mr. Avi Barak acting together, and except for the parties' obligations under the First Voting Agreement, there was no additional obligation or undertaking by each party with respect to its vote regarding the appointment of the remaining members of the Board of Directors, and each party could vote on such nomination according to each party’s sole discretion and subject to applicable law.

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

The right to nominate directors under the Second Voting Agreement was in effect as long as a party held at least 7% of the outstanding shares of the Company (including convertible bonds, on an as-converted basis, but excluding warrants). The parties to the Second Voting Agreement also agreed to vote against any resolution increasing the number of directors on the Board beyond nine. The Company was not a party to either voting agreement. Pursuant to the terms of the Second Voting Agreement, such agreement was scheduled to be terminated on July 30, 2012.

On July 27, 2011, we were notified that both the First Voting Agreement and Second Voting Agreement had been canceled by the parties thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Private Offering of Securities

In January 2012, we completed a private placement of shares of our common stock, whereby investors (including CBI) purchased an aggregate of 11,144,400 shares of our common stock for a price per share of NIS 1.00 (approximately $0.27) and a total consideration of approximately $3 million (NIS 11.14 million). Of this sum, CBI purchased 8,199,400 shares of our common stock.
Pursuant to our contractual anti-dilution undertakings in the private investment consummated in July 2008, we issued an additional 1,497,929 shares of our common stock to investors (including 1,025,979 to Tikcro Technologies Ltd. and 410,392 to CBI). In addition, pursuant to such undertakings, the conversion price of the convertible promissory notes held by these investors was adjusted to NIS 1.00, and therefore we reserved a total of 8,439,439 additional shares of Common Stock underlying these convertible notes. Also, pursuant to such undertakings, the exercise price of 6,280,783 warrants held by these investors was likewise adjusted to NIS 1.00.

Partial Payment of Sums in Dispute to Tikcro Technologies Ltd.

In connection with a private placement transaction that took place on July 30, 2008, we agreed to pay Tikcro a consulting fee (consisting of an annual payment of $30,000 and an annual issuance of 63,939 shares of our common stock) for as long as a director designated by Tikcro is a member of our board of directors, for consulting services to be provided to us. A dispute developed between us and Tikcro regarding whether the aforementioned services were provided during the first year following the transaction. Pursuant to approval of our audit committee and board of directors, as well as the approval of a general meeting of our stockholders from November 2011, we paid Tikcro half of the annual consulting fee (approximately $31,380) in cash only, in return for Tikcro agreeing to waive its demand for payment for the other half of this fee and any other demands it may currently have against the Company.

Executive Compensation

For more information regarding transactions in which our directors and executive officers had or will have a direct or indirect material interest, see “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” above.

Item 14. Principal Accountant Fees and Services.

Our auditors for the year ended December 31, 2011 and 2010 were Somekh Chaikin, Certified Public Accountants (Israel), a member firm of KPMG International. We expect that Somekh Chaikin will serve as our auditors for fiscal year 2012. All of the services described in the following fee table were pre-approved by the Audit Committee.

	2011	2010
	U.S. Dollars	U.S. Dollars

Audit Fees (1)	$192,159	$174,981
Tax Fees (2)	15,316	18,531
Other (3)	-	24,639
Total	$207,475	$218,151

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

All Other Fees

No other fees were billed by Somekh Chaikin to the Company during the years ended December 31, 2011 and 2010.

Pre-Approval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. During fiscal year 2011, all services provided by Somekh Chaikin were pre-approved by our Audit Committee, which concluded that the provision of such services by Somekh Chaikin was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. On November 30, 2009, our Audit Committee adopted a pre-approval policy for services provided by the independent registered public accounting firm. Under that adopted pre-approval policy, our Audit Committee will provide general pre-approval for the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits (subject to de minimis exceptions permitted under applicable rules), or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If our Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to our Audit Committee at its next meeting. All of the audit, audit-related and tax fees incurred with respect to the fiscal year ended on December 31, 2011 were approved pursuant to our pre-approval policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following financial statements are set forth in Item 8 hereof:

- Report of Independent Registered Public Accounting Firm
- Consolidated Balance Sheets as of December 31, 2011 and 2010
- Consolidated Statements of Operations for the years ended December 31 , 2011 and 2010, and the cumulative period from October 1, 2004 (inception of operations), to December 31, 2011
- Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss
- Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the cumulative period from October 1, 2004 (inception of operations), to December 31, 2011
- Notes to Consolidated Financial Statements

(b) Exhibits

3.1	Amended and Restated Certificate of Incorporation of BioCancell Therapeutics Inc.**
3.2	Amended and Restated Bylaws of BioCancell Therapeutics Inc.**
4.1	Specimen Common Stock Certificate†
4.2	Form of Convertible Debentures issued July 30, 2008†
4.3	Form of Warrants issued July 30, 2008†
4.4	Form of Series 3 and Series 4 Warrant=
4.5	Form of Warrants issued March 2010**
9.1	Irrevocable Voting Agreement among Clal Biotechnology Industries Ltd., Tikcro Technologies Ltd., Abraham Hochberg and Avi Barak dated July 30, 2008†
9.2	Irrevocable Voting Agreement among Clal Biotechnology Industries Ltd., Abraham Hochberg and Avi Barak dated November 22, 2009&
10.1(i)	Yissum License†
10.1(ii)	Amendment 1 to Yissum License†
10.1(iii)	Amendment 2 to Yissum License†
10.2	Supply Agreement with Althea Technologies #%
10.3	Employment Agreement with Professor Abraham Hochberg†
10.4	Employment Agreement with Dr. Patricia Ohana†
10.5	Employment Agreement with Jonathan Burgin+
10.6(i)	BioCancell Therapeutics Inc. 2004 Stock Option Plan†
10.6(ii)	Form of Award Agreement†
10.7(i)	BioCancell Therapeutics Inc. 2006 Stock Option Plan (adopted in January 2007 and referred to herein as the BioCancell Therapeutics 2007 Stock Option Plan)†
10.7(ii)	Form of Award Agreement†
10.8	Translation of Lease Agreement with Beck Tech (Jerusalem) Ltd. and Appendices!
10.9	Subscription and Registration Rights Agreement with Clal Biotechnology Industries Ltd. dated March 12, 2008†
10.10	Subscription and Registration Rights Agreement with Clal Biotechnology Industries Ltd. dated June 22, 2008†
10.11	Subscription and Registration Rights Agreement with Tikcro Technologies Ltd. dated June 22, 2008†
10.12	Subscription and Registration Rights Agreement with Provident Fund of the Hebrew University Ltd. dated June 22, 2008†
10.13	Employment Agreement with Uri Danon^
10.14	Form of Agreement for the performance of offering coordination services with Clal Finance Batuch Investment Management, Ltd.{
10.15	Agreement for the performance of Israeli distribution services with Clal Finance Underwriting, Ltd. <
10.16	Agreement for the performance of U.S. distribution services with Chardan Capital Markets, LLC <
10.17	Termination Letter to Chardan Capital Markets, LLC }
10.18	Termination Letter to Chardan Capital Markets, LLC [
21.1	Subsidiaries of BioCancell Therapeutics Inc.†
23.1	Consent of Somekh Chaikin, a member firm of KPMG International **
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.**
31.2	Certification of Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase.

†	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on December 17, 2008.
*	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on February 2, 2009.
#	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on April 7, 2009.
^	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on October 21, 2009.
!	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on October 21, 2009.
&	Incorporated by reference to Post-Effective Amendment to Form S-1, filed by the Company with the Securities and Exchange Commission on April 26, 2010.
=	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on October 7, 2010.
<	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on October 29, 2010.
{	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on November 5, 2010.
}	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on November 9, 2010.
[	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on November 12, 2010.
%	Certain confidential portions of this exhibit were omitted and provided separately to the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on February 22, 2011.
**	Filed herewith
(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCANCELL THERAPEUTICS INC.
/s/ Uri Danon Name: Uri Danon Title: Chief Executive Officer March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Uri Danon Uri Danon	Chief Executive Officer (Principal Executive Officer)	March 28, 2012
/s/ Jonathan Burgin Jonathan Burgin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2012
/s/ Ruben Krupik Ruben Krupik	Chairman of the Board of Directors	March 28, 2012
/s/ Abraham Hochberg Abraham Hochberg	Director	March 28, 2012
/s/ Aviv Boim Aviv Boim	Director	March 28, 2012
/s/ Ofer Goldberg Ofer Goldberg	Director	March 28, 2012
/s/ Aharon Schwartz Aharon Schwartz	Director	March 28, 2012
/s/ Orly Yarkoni Orly Yarkoni	Director	March 28, 2012
/s/ Hanoch Rappaport Hanoch Rappaport	Director	March 28, 2012
/s/ David Schlachet David Schlachet	Director	March 28, 2012