Form 10-Q
period 2012-03-31
BIOCANCELL THERAPEUTICS INC.
filed 2012-05-10
CIK 1451980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

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
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 39,391,291 as of May 9, 2012.

BIOCANCELL THERAPEUTICS INC.

FORM 10-Q

INTRODUCTORY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of BioCancell Therapeutics Inc. (“BioCancell” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain estimations of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in other sections of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).  These risks and uncertainties could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements that we make.

Although there may be events in the future that we are not able to accurately predict or control, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.Accordingly, to the extent that this Quarterly Report on Form 10-Q contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that BioCancell's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BioCancell Therapeutics, Inc. and Subsidiary (Development Stage Company) Consolidated Financial Statements as of March 31, 2012 (Unaudited)

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
	U.S. dollars in thousands
Current assets
Cash and cash equivalents	$1,585	$240
Receivable from Chief Scientist and BIRD Foundation	192	16
Prepaid expenses	517	499
Other current assets	332	53

Total current assets	2,626	808

Long-term assets
Deposits in respect of employee severance benefits	294	263
Other assets	14	267

Total long-term assets	308	530

Property and equipment, net of $200 thousand
and $186 thousand accumulated depreciation as of
March 31, 2012 and December 31, 2011, respectively	61	66

Total assets	$2,995	$1,404

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Balance Sheets (Unaudited)

		March 31,	December 31,
		2012	2011
	Note	U.S. dollars in thousands
Current liabilities
Accounts payable 1		$207	$319
Accrued expenses 2		818	815
Accrued vacation pay		88	76
Employees and related liabilities		197	187
Liability to BIRD Foundation		400	400
Liability for commission to underwriters		2	8
Convertible notes payable	2,3	1,303	2,189

Total current liabilities		3,015	3,994

Long-term liabilities
Liability for employee severance benefits		333	308
Warrants to noteholders	2	308	603

Total long-term liabilities		641	911

Stockholders' equity (deficit)
Common stock, $0.01 par value per share (150,000,000 and 65,000,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively, and 39,389,090 and 26,685,022 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)
		392	266
Additional paid-in capital		29,750	24,646
Accumulated other comprehensive income		336	335
Accumulated deficit		(31,139)	(28,748)

Total stockholders' equity (deficit)		(661)	(3,501)

Total liabilities and stockholders' equity		$2,995	$1,404

1 The amount recorded as of December 31, 2011 includes $8 thousand to a related party.

2 The amounts recorded as of March 31, 2012 and December 31, 2011 include $103 thousand and $88 thousand, respectively, to a related party.

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

			Cumulative
			from October 1,
			2004 (inception)
	Three month period ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
	U.S. dollars in thousands
	(except share and per share data)
Research and development expenses	$923	$690	$18,328

Less: Chief Scientist, BIRD Foundation and
other grants	(176)	(61)	(3,001)

Research and development expenses, net	747	629	15,327
General and administrative expenses1	449	512	10,831

Operating loss	1,196	1,141	26,158

Interest income, net	(13)	(21)	(28)
Gain from marketable securities, net	-	-	(6)
Interest on convertible notes and discount amortization2	1,541	227	3,936
Loss (gain) on revaluation of warrants	(308)	444	(1,789)
Loss (gain) on revaluation of liability for commission to underwriters	(6)	15	(281)
Other financing income , net	(19)	(28)	(278)

Net loss	2,391	1,778	27,712
Other comprehensive loss (income)

Foreign currency translation adjustment loss (gain)	(1)	1	(336)

Comprehensive loss	2,390	1,779	27,376

Basic net loss per share	$0.07	$0.07	$1.90
Diluted net loss per share	$0.07	$0.07	$1.81

Weighted-average common shares used in computing basic net loss per share	36,031,544	26,387,276	14,561,338
Weighted-average common shares used in computing diluted net loss per share	36,031,544	26,387,276	16,289,264

1
The amounts recorded for the three month period ending March 31, 2012 and for the three month period ending March 31, 2011 and for the cumulative period include $15 thousand, $15 thousand and $268 thousand, respectively, to a related party.

2
The amounts recorded for the three month period ending March 31, 2012 and for the three month period ending March 31, 2011 and for the cumulative period include $88 thousand, $91 thousand and $512 thousand, respectively, to a related party.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
			from October 1,
			2004 (inception)
	Three month period ended		through
	March 31,	March 31,	March 31,
	2012	2011	2012
	U.S. dollars in thousands
Net loss	$(2,391)	$(1,778)	$(27,712)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Income and expenses not involving cash flows:
Increase in liability for employee severance benefits, net of deposit	16	38	323
Fair value adjustment of marketable securities	-	-	133
Depreciation	7	8	189
Stock-based compensation	50	161	2,396
Revaluation of short - term deposits	-	(5)	-
Loss (gain) on revaluation of warrants	(308)	444	(1,789)
Accrued interest and amortization of discount to notes
payable, and exchange difference thereon	1,431	174	3,522
Loss (gain) on revaluation of liability for commission to underwriters	(6)	15	(281)
Changes in assets and liabilities:
Increase in other current assets	(273)	(20)	(329)
Decrease (increase) in prepaid expenses	(4)	32	(511)
Decrease (increase) in Chief Scientist and BIRD Foundation receivable	(173)	93	(119)
Investment in marketable securities (trading)	-	-	(7,883)
Proceeds from marketable securities (trading)	-	-	5,970
Decrease in severance pay deposits	(23)	(22)	(271)
Increase in other assets	257	(2)	(21)
Increase (decrease) in accounts payable	(119)	49	202
Increase in employees and related liabilities	5	36	222
Decrease in accrued vacation pay	10	16	55
Increase in liability to BIRD Foundation	11	70	425
Increase (decrease) in accrued expenses	(20)	101	786

Net cash used in operating activities	(1,530)	(590)	(24,693)

Cash flows from investing activities:

Investment in marketable securities (trading)	-	-	(921)
Proceeds from marketable securities (trading)	-	-	3,173
Proceeds from deposits, net	-	-	163
Sale of property and equipment	-	-	1
Acquisition of property and equipment	-	(5)	(237)

Net cash provided by (used in) investing activities	$-	$(5)	$2,179

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

			Cumulative
			from October 1,
			2004 (inception)
	Three month period ended		through
	March 31,	March 31,	March 31,
	2012	2011	2012
	U.S. dollars in thousands
Cash flows from financing activities:
Issuance of common stock, net of issuance expenses	$2,843	$-	$20,862
Exercise of stock options and warrants	-	-	181
Payment of deferred stock issuance costs	-	17	(178)
Issuance of Series A convertible preferred stock	-	-	2,118
Payments of debtors for shares	-	-	473
Issuance of Series 1 option warrants	-	-	772
Issuance of Series 2 option warrants	-	-	1,028
Receipt of grant from Chief Scientist	-	-	2
Repayment of stockholder loans	-	-	360
Purchase of treasury stock	-	-	(4,951)
Sale of treasury stock	-	-	1,568
Convertible notes payable	-	-	176
Warrants to noteholders	-	-	1,829

Net cash provided by financing activities	2,843	17	24,240

Effect of currency exchange rate on cash	32	(16)	(141)

Increase (decrease) in cash and cash equivalents	1,345	(594)	1,585
Cash and cash equivalents at beginning of period	240	3,487	-

Cash and cash equivalents at end of period	$1,585	$2,893	$1,585

Supplemental disclosures of cash flow information:

Interest paid on Convertible Notes Payable	91	91	455

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) (cont’d)

			Cumulative
			from October 1,
			2004 (inception)
	Three month period ended		through
	March 31,	March 31,	March 31,
	2012	2011	2012
	U.S. dollars in thousands
Conversion of stockholder loans	$-	$-	$360

Issuance of common stock to founders	$-	$-	$43

Issuance of option warrants to underwriters	$-	$-	$358

Exercise of stock options by Company consultants	$-	$-	$1

Conversion of series A convertible preferred stock to common stock	$-	$-	$33

Liability for commission to underwriters	$-	$-	$277

The accompanying notes form an integral part of the financial statements.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

Note 1 – Business and Summary of Significant Accounting Policies

A.
BioCancell Therapeutics, Inc. (hereafter "the Parent") was incorporated in the United States as a private company under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004.

B.
The principal activities of the Parent and its subsidiary in Israel, BioCancell Therapeutics Israel Ltd. (the "Subsidiary"), (hereafter collectively referred to as “the Company”) are research and development of drug-candidates for the treatment of various cancer types.  The leading drug-candidate developed by the Company, BC-819 has been successfully tested for a number of cancer types in pre-clinical animal studies and clinical trials. The Company is now performing a Phase IIb clinical trial on pancreatic cancer patients, a Phase IIb clinical trial on bladder cancer patients and Phase I/IIa clinical trial on ovarian cancer patients. The Company is evaluating indications for the possible use of this drug, and others under development, to treat other types of cancer.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development, receipt of regulatory permits, alternative treatments or procedures that may be developed, and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including the receipt of interim financing and achieving operational profitability in the future. The Company has not generated any revenues since its inception and has incurred substantial losses and expects that it will operate at a loss over the coming years, as it does not expect to generate any revenue from operations in the near term. The Company believes that it has sufficient cash to meet its planned operating needs until July 2012, based on its current cash position. In addition, if the Convertible Notes Payable would not be converted by July 30, 2012, the Company would need to pay a total of $3,621,000 at that time.
 The Company is undertaking activities to raise further capital for repayment of the convertible notes payable and to ensure future operations although there are substantial doubts as to the ability of the Company to continue operating as a “going concern”. It is not possible to estimate the final outcome of these activities. These financial statements do not include any adjustments to the value of assets and liabilities and their classification, which may be required if the Company cannot continue operating as a “going concern”. As to current financing efforts, see Note 6 - Subsequent Events.

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

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Consolidated Financial Statements for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

F.
Development-Stage Enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated revenues from its planned, principal operations.  Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

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
The Company issued derivative instruments in the form of warrants to purchase an aggregate of up to 6,280,783 shares of common stock  as part of the financing described in Note 3 below. The warrants have been recorded as a liability, at fair value, and changes in the fair value of the instruments are included in the Statement of Operations under the caption “Revaluation of warrants”.

I.	Net Loss Per Share

Basic net loss per share (EPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. Diluted net loss per share for the cumulative period from inception through March 31, 2012, included the warrants to private investors, as they have a dilutive effect.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

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

			Cumulative
			from October 1,
			2004 (inception)
	Three month period ended March 31,		to March 31,
	2012	2011	2012
Series 3 Warrants	2,817,485	2,817,485	2,817,485
Series 4 Warrants	2,817,485	2,817,485	2,817,485
Warrants to underwriter	612,974	612,974	612,974
Convertible notes payable	10,882,840	4,078,212	10,882,840
Shares underlying accrued interest on
convertible notes payable	2,614,601	979,790	2,614,601
Warrants to private investors	10,438,283	10,438,283	10,438,283
Stock options to employees,
Directors and consultants under
Stock Option Plans	3,094,000	2,475,746	3,094,000

	33,277,668	24,219,975	33,277,668

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

The Company recorded a financing gain of approximately $308 thousand and a financing loss of $444 thousand for the three months ended March 31, 2012 and 2011, respectively, and a financing gain of $1,789 thousand for the development stage period, resulting from revaluation of warrants to shareholders, which have been recorded in the Statement of Operations.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

 Note 2 – Fair Value Measurements (cont’d)

1.	Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
		Quoted
		Prices
		in Active	Significant Other Observable
		Markets for Identical		Significant Unobservable
	March 31, 2012	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$308	$-	$-	$308

Liability for commission to underwriters	2	-	-	2

Total Liabilities	$310	$-	$-	$310

		Fair value measurement at reporting date using
		Quoted
		Prices
		in Active	Significant Other Observable
		Markets for Identical		Significant Unobservable
	December 31, 2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description	U.S. dollars in thousands
Warrants to noteholders	$603	$-	$-	$603

Liability for commission to underwriters	8	-	-	8

Total Liabilities	$611	$-	$-	$611

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

Note 2 – Fair Value Measurements (cont’d)

2.	The assumptions used in the fair value calculation for the Warrants and Convertible Notes Payable were as follows:

	As of	As of	As of
	March 31,	March 31,	December 31,
	2012	2011	2011
Market price of underlying stock	0.757 NIS	2.607 NIS	1.097 NIS
Exercise price	*1 NIS	$0.716	$0.716
Continuously compounded risk-free interest rate for
the debt feature of the Convertible Notes Payable	0.10%	0.47%	0.07%
Continuously compounded risk-free interest rate for
Warrants	0.273%	0.96%	0.12-0.19%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible
Notes Payable	0.33 years	1.33 years	0.58 years
Time in years until the expiration of the Warrants	1.33 years	2.33 years	1.58 years

Implied volatility for the underlying stock	38.13-46.37%	61.41%	56.08-60.94%

* See Note 5 – Significant Events During the Period

An increase in the price of the common stock and volatility, among other factors, increases the value of the warrants and thus increases the loss (or decreases the profit) in the statement of operations. Conversely, a decline in the price of the common stock would decrease the value of the warrants and thus decrease the loss (or increase the profit) in a gain in the statement of operations.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

Note 2 – Fair Value Measurements (cont'd)

3.	The following table presents the Company’s activity for liabilities measured at fair value using significant unobservable inputs (Level 3), for the three months ended March 31, 2012 and 2011:

A. Warrants to noteholders and liability for commission to underwriters:

Level 3
U.S. dollars
in thousands
Balance at January 1, 2012	611
Gain from revaluation, included in the statement of operations for the three months ended March 31, 2012	(314)
Adjustment for foreign currency translation differences	13

Balance at March 31, 2012	310

Balance at January 1, 2011	1,626
Gain from revaluation, included in the statement of operations for the three months ended March 31, 2011	459
Adjustment for foreign currency translation differences	42

Balance at March 31, 2012	2,127

B. Convertible Notes Payable:

The Company has outstanding convertible notes payable, of which the fair values have been determined using the Binomial model. Carrying amounts and the related estimated fair value of the convertible notes payable are as follows:

	March 31, 2012		December 31, 2011
U.S. dollars in thousands
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Convertible notes payable	$1,303	$2,584	$2,189	$2,722

The carrying amount represents the face value of any unamortized discounts. For changes that occurred during the period see Note 3.

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

The Convertible Notes Payable were initially classified as long-term liabilities and were recorded at their initial relative fair value. The Convertible Notes Payable are presented net of unamortized discounts for the portions allocated to the Warrants, Common Shares and the beneficial conversion feature inherent in the instrument. The interest due on the Convertible Notes Payable accrued to the value of the instrument, until October 2010 at which point, the Company commenced paying the interest, as described above. The Convertible Notes Payable are due, if not earlier converted, in July 2012, therefore they have been classified as current liabilities as of March 31, 2012.

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

Note 3 – Convertible Notes Payable (cont'd)

The company amortized the discounts on the Convertible Notes Payable over the period from the issuance date, July 30, 2008, until January 24, 2012 the date of the private placement, as described in Note 5 . The Company recognized approximately $1,460,000 in amortization of the discount from 2008 using the effective interest method.

Following the  abovementioned private placement , the decrease in share price led to invoking certain adjustment formulas. Consequently, the exercise price of the warrants received by the 2008 Investors was changed from $0.716 per share to NIS 1 per share. In addition, the Company recorded an additional  beneficial conversion feature of $2,336,000, resulting in a total remaining discount of $3,621,000 that will be amortized from January 24, 2012 until the redemption date of the notes (July 30, 2012), unless converted or redeemed earlier.

During the first quarter of 2012, the Company amortized $1,303,000 of the remaining discount, to interest expense.

U.S. dollars
in thousands
Initial recording:
Gross proceeds	$3,650

Issuance of Common Stock	(12)
Additional Paid-in Capital resulting from issuance of Common stock	(262)
Discount resulting from the issuance of Warrants	(1,828)
Discount resulting from the Beneficial Conversion Feature	(1,372)

Balance of Convertible Notes Payable at July 30, 2008	$176

Movement in convertible notes payable is as follows:

U.S. dollars
in thousands
Movement subsequent to issuance:
Initial valuation at July 30, 2008	$176
Interest accrued to face value of note	699
Amortization of discounts from closing through December 31, 2011	1,314
Balance of Convertible Notes Payable at December 31, 2011	2,189
Amortization of discount for the period ended January 24, 2012	148
Balance of Convertible Notes Payable at January 24, 2012	2,336
Additional discount resulting from the Beneficial Conversion Feature for the period ended January 24, 2012	(2,336)
Balance of Convertible Notes Payable at January 24, 2012	-
Amortization of discounts for the period	1,303
Balance of Convertible Notes Payable at March 31, 2012	$1,303

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

Note 4 – Financial Instruments and Risk Management

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

Note 5 – Significant Events During the Period

A.
 On January 24, 2012, after obtaining approval from the audit committee, the board of directors and a general meeting of its shareholders, the Company executed an exceptional private placement, in accordance with agreements with various investors, of 11,144,400 of its shares of common stock ($0.01 par value each) that were allotted against total consideration of NIS 11,144,400 ( approximately $3 million), at a price of NIS 1.00 per share.  Among the investors was CBI, which is deemed a joint-controlling shareholder in the Company, for the purpose of approving transactions with interested parties, and since execution of the offering, is deemed the Company's controlling shareholder.

Under the terms of the private placement, 8,199,400 shares of the Company's common stock were allotted to CBI, whereby after the private placement, CBI's shareholding percentage in the issued and paid-up capital of the Company and the voting rights therein rose from 14.37% to 31.64%.  Most of the investors that participated in the private placement were existing shareholders, which had invested in the Company in the past.

The share price in the private placement led to invoking the adjustment formulas prescribed in the investment agreements from 2008, between the Company and CBI, Tickro Technologies Ltd. and the Compensation Fund of Employees of Hebrew University in Jerusalem Ltd. ("2008 Investors").  Consequently, (1) a total of 1,495,729 common shares were allotted to 2008 Investors; (2) the exercise price of the warrants received by 2008 Investors was changed from $0.716 per share to NIS 1 per share; and (3) the number of common shares deriving from the conversion of the convertible loans given by 2008 Investors to the Company (to the extent the loans are converted) was increased by 8,439,440 shares.

Movement during the period in the Company's stockholders' equity was as follows:

	Common stock

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance as at December 31, 2011	26,685,022	266	24,646

Issuance of common stock to private investors (net of
approximately $98,000 of issuance costs)	12,640,129	126	2,718
Discount resulting from the Beneficial Conversion Feature	-	-	2,336
Issuance of common stock to consultants	63,939	*-	30
Stock-based compensation to employees and non- employees	-	-	20

Balance as at March 31, 2012	39,389,090	392	29,750

BioCancell Therapeutics Inc. and Subsidiary
(Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2012 (Unaudited)

Note 5 – Significant Events During the Period (cont'd)

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
The fair value of the options is $47 thousand (NIS 177 thousand) and the Company recorded an expense of $12 thousand (NIS 47 thousand) during the three month period ended March 31, 2012.
The assumptions used in the Black-Scholes-Merton calculation of the value of the warrants were as follows:

Share price	0.96 NIS
Exercise price	1.583 NIS
Continuously compounded risk-free interest rate	3.5-3.57%
Implied volatility of the underlying stock	78.8-82.4%
Expected dividend rate	0
Estimated life of the warrants	5.13-6.86

C.
In March 2012, the Company's authorized capital was increased from 65,000,000 shares to 150,000,000 shares. The goal of this increase was to continue to enable fundraising to finance the Company’s operations until it begins to receive revenues.

Note 6 – Subsequent Events

A.
In April 2012, the Company reported that its Board of Directors and that of CBI had agreed that: (a) if and to the extent that Tikcro does not fully convert its convertible loan from July 2008 (“Tikcro’s Loan”) and Tikcro’s Loan becomes payable on July 30, 2012, CBI will invest in the Company the amount needed for the repayment of Tikcro’s Loan – up to $2,481 thousand – in return for an allocation of shares of common stock. The aforementioned investment would serve only to repay Tikcro’s Loan; (b) CBI will convert its own loan from July 2008, provided that the Provident Fund of the Employees of the Hebrew University of Jerusalem commits to do likewise. The loan conversions will take place in accordance with the terms of the loans. The aforementioned transaction will require a number of approvals which the Company is acting to receive, including that of a general meeting of the Company’s stockholders.

B.
On May 6, 2012, the Board of Directors of the Company appointed Dr. Aharon Schwartz as Chairman of the Board of Directors, and approved compensation in the amount of NIS 30,000 (approximately $8,000) per month in return for a 40% position, and to allocate him options to purchase 400,000 shares of common stock of the Company, in accordance with the Company's 2007 Stock Option Plan, at an exercise price of NIS 0.99 per share (the higher of the average closing price of the Company's shares on the TASE for the 22 trading days prior to the Board resolution, and the closing price of the Company's shares on the date of the resolution). The options will vest over the course of four years.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

We were incorporated in the United States under the laws of the State of Delaware on July 26, 2004 and commenced operations on October 1, 2004. We filed a prospectus for an initial public offering on the Tel Aviv Stock Exchange, or TASE, and, since August 17, 2006, our securities have been publicly traded in Israel on the TASE. For TASE purposes, we file Hebrew-language financial statements in New Israeli Shekels in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board. On June 22, 2009, our registration statement with the U.S. Securities and Exchange Commission (SEC) was deemed effective and we began reporting under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For our filings in the United States, we prepare English-language financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

In December 2011, our board of directors instructed management to advance toward a restructuring, whereby we would become an Israeli company, through a reverse triple merger.  In order to carry out the process, prospectuses were filed with the authorities in the U.S. and Israel.  The restructuring is subject (after final approval by our board of directors) to various conditions precedent, including the obtaining of regulatory approvals in Israel and the U.S., issuance of final disclosure documents in Israel and the U.S., and obtaining approval from a general meeting of the holders of our shares and traded warrants. Therefore, it is not certain that it will be possible to complete the restructuring. As a result of the merger, no change is expected in our operations, nor in the interests of the existing shareholders, nor any material change in the financial statements.

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

From our inception, we have raised a cumulative net amount of $28,173,000, including amounts received as a result of the exercise of options by our employees, directors and consultants. During 2005 and the first half of 2006, we raised $2,951,000 from private investors and from Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., a founder of our company. We raised an additional $4,976,000 in connection with our initial public offering in August 2006 on the TASE. On May 15, 2008, we executed a private placement to Clal Biotechnology Industries Ltd., or CBI, from which we received aggregate gross proceeds of $669,000 (net proceeds of $653,000). On July 30, 2008, we carried out private placements with Tikcro Technologies Ltd. ("Tikcro"), CBI and the Provident Fund of the Employees of the Hebrew University of Jerusalem Ltd. (together, the "Three Institutional Investors"), whereby the Three Institutional Investors received an aggregate amount of 1,222,780 shares of our common stock at a price of about $0.60 per share, non-registered convertible notes payable, convertible into an aggregate of 5,058,002 shares of our common stock at a conversion price of about $0.72 per share and three non-registered warrants to purchase an aggregate of up to 6,280,783 shares of our common stock at a price of about $0.72 per share exercisable for five years. The aggregate gross proceeds from the private placements to the Three Institutional Investors were $3,650,000 (net proceeds of $3,609,000). During May and June 2009, we sold 1,099,756 shares of treasury stock, at an average price of $0.92 per share, for total proceeds of $1,017,000. In August 2009, we sold 713,000 shares of treasury stock, at an average price of $0.79 per share, for total proceeds of $552,000. Following the sale, we no longer hold any shares of treasury stock. In March 2010, we executed private placements to institutional and individual investors of 4,157,500 shares of common stock at a price of approximately $0.78 per share, and warrants to purchase an additional 4,157,500 shares of our common stock, exercisable immediately upon their issuance with a life of four years and an exercise price of approximately $1.12. The aggregate gross proceeds from the March 2010 private placements were $3,285,000 at an approximate price of $0.78 per share (net proceeds of $2,694,000). On November 18, 2010, we consummated a public offering, whereby investors received an aggregate amount of 5,634,970 shares of common stock at a price of NIS 3.30 per share (approximately $0.90 per share), 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 3.69 (approximately $1.01 per share) exercisable immediately upon their issuance with a life of two years and 2,817,485 non-registered warrants to purchase 2,817,485 shares of common stock at a price of NIS 4.43 (approximately $1.21 per share) exercisable immediately upon their issuance with a life of four years. The aggregate gross proceeds from the November 2010 offering were $5,104,000 (NIS 18,595,000) and the net proceeds were $4,196,000 (NIS 15,277,000). On January 24, 2012, we consummated a private offering, whereby investors received an aggregate amount of 11,144,400 shares of common stock at a price of NIS 1.00 (approximately $0.27) per share. The aggregate gross proceeds were NIS 11,144,400 (approximately $2,943,000) and the net proceeds were NIS 10,773,000 (approximately $2,850,000).

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our net loss, accumulated during the development stage through March 31, 2012, aggregated $27,712,000 and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We believe that we have sufficient cash to meet our planned operating needs until July 2012, based on our current cash levels. If convertible notes payable are not converted by July 30, 2012, we will need to pay a total of $3,621,000 at that time. However, in April 2012, we reported that our Board of Directors and that of CBI had agreed that: (a) if and to the extent that Tikcro does not fully convert its convertible note from July 2008 and its notebecomes payable on July 30, 2012, CBI will invest the amount needed for the repayment of Tikcro’s note – up to $2,481 thousand – in return for an allocation of shares of common stock. The aforementioned investment would serve only to repay Tikcro’s note; (b) CBI will convert its own note from July 2008, provided that the Provident Fund of the Employees of the Hebrew University of Jerusalem commits to do likewise.

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

Non-operating expenses (income), net

Non-operating expenses (income), net consists primarily of interest income, net which primarily consists of interest income earned on cash, cash equivalent and investment securities balances, gain from marketable securities, net, interest on convertible notes and discount amortization, fair value adjustments of our warrants and liability for commission to underwriters and foreign currency exchange gains and losses.

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

Results of Operations

Three Months Ended March 31, 2012 and March 31, 2011 and the Development Stage Period (cumulative from inception to March 31, 2012)

Research and Development Expenses

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative From Inception to March 31, 2012
	U.S. Dollars in Thousands
Research and Development Expenses, Gross	923	690	18,328
Research and Development Expenses, Net	$747	$629	$15,327

Research and development expenses, gross, increased by approximately $233,000, or 34%, to $923,000 for the three months ended March 31, 2012, from $690,000 for the three months ended March 31, 2011. Research and development expenses, gross, increased due to increased bladder and pancreatic cancer clinical trial expenses, mainly due to increased hospital and regulatory expenses as a result of the beginning of our Phase IIb pancreas cancer trial. Salary expenses for clinical trial and pre-clinical personnel decreased to $290,000 (including $29,000 stock-based compensation to employees) for the three months ended March 31, 2012, from $297,000 (including $61,000 stock-based compensation to employees) for the three months ended March 31, 2011.

 Research and development expenses, net, increased by $118,000, or 19%, to $747,000 for the three months ended March 31, 2012, from $629,000 for the three months ended March 31, 2011. Research and development expenses, net, increased as disclosed above. Research and development expenses for the three months ended March 31, 2012 were comprised mainly of compensation to clinical trial and pre-clinical personnel and clinical trial expenses, as disclosed above. We also received grants from the Office of the Chief Scientist in Israel or OCS ($176,000 for the three months ended March 31, 2012, as compared to $61,000 for the three months ended March 31, 2011).

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

The following table summarizes information about our research and development expenses for the three months ended March 31, 2012 and March 31, 2011 and the cumulative period from inception to March 31, 2012:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative From Inception to March 31, 2012
	U.S. Dollars in Thousands
Clinical Trials:
Bladder cancer Phase I/IIa	$—	$-	$897
Bladder cancer Phase IIb	58	37	3,088
Pancreatic cancer Phase I/IIa	-	132	1,239
Pancreatic cancer Phase IIb	327	54	1,511
Ovarian cancer Phase I/IIa	101	62	2,387
Liver cancer	-	-	40
Clinical trial compensation	144	142	2,483
General expenses	8	7	129
	638	434	11,774
Pre-clinical expenses:
Compensation	146	155	4,657
Material	75	37	612
Patents	54	40	834
Depreciation	7	7	183
General expenses	3	17	268
	285	256	6,554
Total Research and Development Expenses, Gross	923	690	18,328
Chief Scientist and other grants	(176)	(61)	(2,616)
BIRD Foundation grant for Pancreatic cancer Phase I/IIa	-	-	(385)
Total Research and Development Expenses, Net	$747	$629	$15,327

General and Administrative Expenses

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2010	Cumulative From Inception to March 31, 2012
	U.S. Dollars in Thousands
General and Administrative Expenses	$449	$512	$10,831

General and administrative expenses decreased by $63,000, 12%, to $449,000 for the three months ended March 31, 2012 from $512,000 for the three months ended March 31, 2011. General and administrative expenses were lower for the three months ended March 31, 2012 than for the three months ended March 31, 2011, due to decreased stock-based compensation expenses and professional service fees and consulting fees, partially offset by restructuring expenses. The main components of general and administrative expense were compensation costs of $214,000 (including $13,000 stock-based compensation to employees and directors) as compared to $302,000 (including $74,000 stock-based compensation to employees and directors), professional service and consulting fees of $122,000 as compared to $157,000 for the periods ended March 31, 2012 and 2011, respectively. It is anticipated that our level of general and administrative expenses will remain relatively the same in the upcoming quarters.

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

The following table summarizes information about our general and administrative expenses for the three months ended March 31, 2012 and March 31, 2011 and the cumulative period from inception to March 31, 2012:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative From Inception to March 31, 2012
	U.S. Dollars in Thousands
Compensation	$214	$302	$5,611
Professional services and consulting fees	122	157	3,414
Restructuring	54	-	245
Rent & office related expenses	29	28	763
Travel	-	-	144
Insurance	8	10	136
Corporate and filing fees	6	6	142
Other general expenses	16	9	376
Total General and Administrative Expenses	$449	$512	$10,831

Non-operating expenses (income), net

Non-operating expenses (income), net, increased $558,000 to $1,195,000 for the three months ended March 31, 2012 from $637,000 for the period ended March 31, 2011. The increase in non-operating expenses (income), net, resulted primarily from interest on convertible notes and discount amortization (See Valuation of Financial Instruments Issued in Private Placement Financing, below) offset by the fair value adjustment of our warrants which are being accounted for as derivative financial instruments, as described below. The primary drivers of the adjustment of our warrants were the decrease in our stock price and the implied volatility of the underlying stock as compared to the comparable quarter. An increase in the price of our common stock among other factors increases the value of the warrants and thus results in a loss in our income statement. Conversely, a decline in the price of our common stock would decrease the value of the warrants and thus result in a gain in our statement of operations. We recorded income of approximately $308 thousand as compared to expenses of $444 thousand for the three months ended March 31, 2012 and 2011, respectively, resulting from revaluation of warrants to shareholders.

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

The following table summarizes information about our non-operating expenses (income), net:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative From Inception to March 31, 2012
	U.S. Dollars in Thousands
Interest income, net	(13)	(21)	(28)
Gain from marketable securities, net	-	-	(6)
Interest on convertible notes and discount amortization	1,541	227	3,936
Loss (gain) on revaluation of warrants	(308)	444	(1,789)
Loss (gain) on revaluation of liability for commission to underwriters	(6)	15	(281)
Other financing expense (income), net	(19)	(28)	(278)
	$1,195	$637	$1,554

Our warrants are valued using the Binomial model. This model uses the variables of the price of the underlying stock, the strike price, the continuously compounded risk-free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, and the implied volatility of the company's common stock.

The following table shows the changes in the underlying parameters used in the valuation of the Warrants and convertible note:

	As of	As of	As of
	March 31,	March 31,	December 31,
	2012	2011	2011
Market price of underlying stock	0.757 NIS	2.607 NIS	1.097 NIS
Exercise price	1 NIS*	$0.716	$0.716
Continuously compounded risk-free interest rate for
the debt feature of the Convertible Notes Payable	0.10%	0.47%	0.07%
Continuously compounded risk-free interest rate for Warrants	0.273%	0.96%	0.12-1.19%
Continuously compounded annual dividend rate	0%	0%	0%
Time in years until the expiration of the Convertible Notes Payable	0.33	1.33	0.58
Time in years until the expiration of the Warrant	1.33	2.33	1.58

Implied volatility for the underlying stock	38.13-46.37%	61.41%	56.08-60.94%

*Exercise price adjusted to invoking of ratchet provision as result of January 2012 financing.

Income Tax (Expense) Benefit

The federal tax rates applicable to us, as an entity incorporated in Delaware in the United States, are progressive corporate tax rates of up to 34%.

At December 31, 2011, we had net operating loss (NOL) carryforwards in the United States amounting to $3.9 million, which will expire beginning in 2024 through 2031. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, our initial public offering, or IPO, and other ownership changes that have transpired, may limit our ability to utilize the NOL and credit carryforwards although we have not yet determined to what extent.

Pursuant to the current tax laws applicable to Israeli residents, dividends received from a company that is not an Israeli resident are subject to tax in Israel, at a rate of 20% or 25%, depending on the identity of the stockholder (individual or company) and the ownership percentage. According to the tax laws in the United States, such a dividend is subject to withholding tax at the rate of 30%, which could be reduced to the rate of 25% or 12.5% (depending on the identity of the stockholder and the ownership percentage), in accordance with the Treaty to Prevent Double Taxation between Israel and the United States. In order to enjoy this tax treaty's benefits, several procedural requirements must be met. As of  March 31, 2012, we believe that we are currently a dual tax resident in both Delaware and Israel.

The tax rate that is applicable to us in Israel and to our Israeli subsidiary is the current corporate tax rate of 25%.

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

We are currently operating under a material liquidity deficiency. On January 24, 2012, we consummated a private offering, whereby investors received an aggregate amount of 11,144,400 shares of common stock at a price of NIS 1.00 (approximately $0.27) per share. The aggregate gross proceeds were NIS 11,144,400 (approximately $2,943,000) and the net proceeds were NIS 10,773,000 (approximately $2,850,000). Following this offering, we believe that we have sufficient cash to meet our planned operating needs until July 2012, based on our current cash levels. We therefore will need to raise substantial additional capital through future equity or debt financing to finance our initiatives and are currently evaluating potential alternatives. Furthermore, we will be obligated to repay the Convertible Notes Payable, in the face amount of $3,621,000, in July 2012, in the event that they are not converted. We currently do not have the funds available to repay this obligation. However, in April 2012, we reported that our Board of Directors and that of CBI had agreed that: (a) if and to the extent that Tikcro does not fully convert its convertible note from July 2008 and its note becomes payable on July 30, 2012, CBI will invest the amount needed for the repayment of Tikcro’s note – up to $2,481 thousand – in return for an allocation of shares of common stock. The aforementioned investment would serve only to repay Tikcro’s note; (b) CBI will convert its own note from July 2008, provided that the Provident Fund of the Employees of the Hebrew University of Jerusalem commits to do likewise.

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

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011	Cumulative From Inception to March 31, 2012
	U.S. Dollars in Thousands
Net cash used in operating activities		$(1,530)	$(590)	$(24,693)
Net cash provided by (used in) investing activities	$	(-)	$(5)	$2,179
Net cash provided by financing activities		$2,843	$17	$24,240

As of March 31, 2012, we had $1,585,000 in cash, cash equivalents, and short-term deposits, an increase of $1,345,000 from December 31, 2011.

Operating Activities

Net cash used in operations was $1,530,000 for the three months ended March 31, 2012 as compared to net cash used in operating activities of $590,000 for the three months ended March 31, 2011. The net cash used in operations was mainly used for operating expenses. The difference between our net loss of $2,391,000 and our net cash used in operations was attributable mostly to $50,000 of operating expenses that were the result of non-cash, stock-based compensation to employees and directors and management fee to Tikcro, and depreciation of $7,000, while recognizing income of $308,000 for the fair value adjustment of the derivative instruments.

Currently all of our funds are held as cash and cash equivalents. Net cash used in operations from our inception is attributable mostly to our net loss offset by non-cash items, primarily change in fair value and stock-based compensation, as delineated in our Consolidated Statement of Cash Flows. It is anticipated that our level of net cash used in operations will increase as our clinical trials move forward. Our cash reserves are currently the sole resource of funding for our current operations. We will require substantial additional funds to complete our research and development activities and, if additional funds are not available, we may need to significantly scale back or cease our operations, and our level of activity may change based on ability to secure future funding.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2012 and March 31, 2011 is mainly attributable to the acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows.  Net cash provided by investing activities from our inception is attributable mostly to the proceeds from marketable securities less the investments in marketable securities and acquisition of equipment, as delineated in our Consolidated Statement of Cash Flows. We redeemed our marketable securities for our ongoing activities and we do not expect this to continue because currently all of our funds are held as cash and cash equivalents.

Financing Activities

Net cash flows provided by financing activities was $2,843,000 for the three months ended March 31, 2012 as compared to net cash provided by financing activities of $17,000 for the three months ended March 31, 2011. In January  2012, we executed a private offering, whereby investors received an aggregate amount of 11,144,400 shares of common stock at a price of NIS 1.00 (approximately $0.27) per share. The aggregate gross proceeds were NIS 11,144,400 (approximately $2,943,000) and the net proceeds were NIS 10,793,000 (approximately $2,850,000), as described above.

Cash flows provided by financing activities for the development stage period (cumulative from inception to March 31, 2012) stems from the net proceeds from private placements to institutional and individual investors and public offerings in 2006 and 2010, the net proceeds from the proceeds from a private placement allocation of common shares and warrants to Tikcro Technologies, Ltd., CBI and The Provident Fund of the Hebrew University of Jerusalem in 2008, the net proceeds from our initial public offering in Israel and the conversion of our series A convertible preferred stock in 2006, and the exercise of stock options less the purchase of treasury stock.

Commencing January 30, 2011, we have been paying interest on the convertible notes payable on a quarterly basis to the three Institutional Investors, in an amount of approximately $90,000 per quarter, provided that the notes have not been converted.

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

Future Operations

As discussed above, we believe we have sufficient cash to meet our planned operating needs until July 2012, based on our current cash levels (see also discussion in Liquidity and Capital Resources above). Furthermore, our business strategy includes growth through additional business combinations and licensing which could require use of a significant amount of our available cash and raising additional capital. We therefore will be required to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.   As mentioned in Note 1 to our consolidated financial statements, we have incurred recurring losses from operations which raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our net loss accumulated during the development stage through March 31, 2012 aggregated $26,712,000, and we expect to continue to incur substantial losses in future periods while we continue to test and prepare our products for the market.

 Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

••	continued progress of and increased spending related to our research and development activities;
••	progress with clinical trials and pre-clinical experiments;
••	increased general and administrative expenses related to our being a reporting company both to the ISA and SEC (however, see details regarding proposed restructuring in the Overview above);
••	prosecuting and enforcing patent claims;
••	technological and market developments;
••	the ability to establish product development arrangements;
••	the cost of manufacturing development;
••	effective marketing activities and arrangements; and
••	licensing activity.

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

Critical Accounting Policies and Significant Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2011, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

The pre-IPO options were granted with a par value exercise price. Due to the par value amount of $0.01, the fair value of these options was estimated to be equal to our share price at the grant date, based on stock issuances that took place surrounding the grant date. The expenses recorded in the statement of operations on account of stock-based transactions were $50,000 and $161,000 for the three months ended March 31, 2012 and March 31, 2011, respectively, and $2,396,000 for the development stage period (cumulative from inception to March 31, 2012).

The parameter used from 2004 – 2005 to value options for employees was the price of the share on grant date, a method described above. The parameters used to value grants from 2006 – 2011 were based on the Black-Scholes-Merton model for valuing options for employees, as follows:

Year	Volatility	Expected Average Term of the Option	Risk-free Rate	Estimate Value of the Share on the Grant Date
2006	0.6	3 years	4.07% – 5.00%	$0.83 – $1.45
2008	0.6	10 years	6.37%	$0.10
2009	0.8	10 years	4.96%	$0.63
2010	0.9	7-10 years	4.97%	$0.88
2011	0.75	10 years	4.69%	$0.79
2012	0.79-0.82	5.13-7 years	3.47-4.04%	$0.25

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

Accounting for Income Taxes

We are taxed under the laws of the United States, and we are registered as a tax-reporting company in Israel. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have almost fully offset our net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by our management in establishing the valuation allowance.

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

Valuation of Financial Instruments Issued in Private Placement Financing

On July 30, 2008 we completed private placements with the Three Institutional Investors, for the purchase of: (i) shares of our common stock, (ii) notes payable convertible into shares of our common stock and (iii) warrants to purchase shares of our common stock.

To account for these private placements, we estimated the fair value of the three components embodied in the agreements. We used various valuation models and techniques to determine the individual values of the three components. These models use the variables of the price of the underlying stock, the strike price, the continuously compounded risk free interest rate, the continuously compounded annual dividend yield, the time in years until the expiration of the option, the implied volatility for the underlying stock and the standard normal cumulative distribution function. The $3.650 million of proceeds from the private placements were first allocated to the warrants, which were classified as derivative instruments. The warrants are considered derivatives since they were not indexed solely to our own stock as they were to be settled in a currency other than our functional currency, and the warrants meet all of the characteristics of a derivative instrument. The convertible notes payable were classified as long-term liabilities and have been recorded at their relative fair value, discounted by a beneficial conversion feature. The company amortized the discounts on the Convertible Notes Payable over the period from the issuance date, July 30, 2008, until January 24, 2012, the date of the private placement. The Company recognized approximately $1,359,000 in amortization of the discount from 2008 using the effective interest method. Following the aforementioned private placement, the decrease in share price led to invoking certain adjustment formulas. Consequently, the exercise price of the warrants received by 2008 Investors was changed from $0.716 per share to NIS 1 per share. In addition the Company recorded an additional  beneficial conversion feature of $2,336,000, resulting in a total remaining discount of $3,621,000 that will be amortized from January 24, 2012 until the redemption date of the notes (July 30, 2012), unless converted or redeemed earlier. During the first quarter of 2012, the Company amortized $1,303,000 of the remaining discount, to interest expense.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

N/A

Item 4. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 1A.       RISK FACTORS

N/A

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

N/A

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

BioCancell Therapeutics Inc.

Date: May 9, 2012	By:	/s/ URI DANON

Uri Danon
Chief Executive Officer

Date: May 9, 2012	By:	/s/ JONATHAN BURGIN

Jonathan Burgin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of BioCancell Therapeutics Inc., filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as filed on March 30, 2012, which information is incorporated herein by this reference.

3.2
Amended and Restated Bylaws of BioCancell Therapeutics Inc., filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, as filed on March 30, 2012, which information is incorporated herein by this reference.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema

101.CAL	Taxonomy Extension Calculation Linkbase

101.LAB	Taxonomy Extension Label Linkbase

101.PRE	Presentation Linkbase

101.DEF	Definition Linkbase